Form 10-K
period 2001-12-31
ARMKEL LLC
filed 2002-04-01
CIK 1140590

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                       Commission file Number 333-73160

                               -----------------

                                  ARMKEL, LLC
    (Exact name of registrant as specified in its certificate of formation)

                Organized in Delaware
              469 North Harrison Street
                Princeton, New Jersey
                     08543-5297                13-4181336
                (Address of principal        I.R.S Employer
               executive offices) (Zip     Identification No.
                        Code)

                                (609) 683-5900
              Registrant's telephone Number, including area code

                               -----------------

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act: None

                               -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 28, 2002, all of the 10,000 outstanding membership interests in Armkel, LLC were held by affiliates.

                   Documents Incorporated by Reference: None

================================================================================

                               TABLE OF CONTENTS

  Item                                                                   Page
  ----                                                                   ----
                                    PART I

  ITEM 1.  BUSINESS.....................................................   1

  ITEM 2.  PROPERTIES...................................................   8

  ITEM 3.  LEGAL PROCEEDINGS............................................   8

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   9

                                    PART II

  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS........................................  10

  ITEM 6.  SELECTED FINANCIAL DATA......................................  10

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS..................................  11

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...  21

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................  22

  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE...................................  77

                                   PART III

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........  77

  ITEM 11. EXECUTIVE COMPENSATION.......................................  78

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.................................................  80

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  81

                                    PART IV

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K...................................................  88

                                    PART I

ITEM 1.  BUSINESS.

General

   Armkel, LLC (the "Company") is an equally owned joint venture formed by Church & Dwight Co., Inc. ("C&D") and affiliates of Kelso & Company, L.P. ("Kelso"). On September 28, 2001, the Company acquired certain of the domestic consumer product assets of Carter-Wallace, primarily Trojan condoms, Nair depilatories, and First Response and Answer test kits, and the international subsidiaries of Carter-Wallace (the "Acquisition"). The remainder of Carter-Wallace, comprised of its healthcare and pharmaceuticals businesses, was merged with an unrelated third party after the completion of the Acquisition. Simultaneously with the consummation of the Acquisition, the Company sold the remainder of the consumer products businesses, Arrid antiperspirant in the U.S and Canada and the Lambert-Kay line of pet care products, to C&D.

   C&D markets a broad range of products under its well-recognized Arm & Hammer brand name, including personal care products such as antiperspirants, dentifrices and oral care gum and other products, such as baking soda, carpet deodorizer, air freshener and laundry detergent. C&D distributes its products through a broad distribution platform that includes mass merchandisers, food stores, drug stores, convenience stores and other channels. C&D's senior management team has extensive experience in the branded consumer products industry with average experience of more than 20 years. C&D was founded in 1846 and its common stock is publicly traded under the symbol "CHD" and has been publicly traded for over thirty years. Kelso & Company, or Kelso, is a private investment firm founded in 1971 that specializes in acquisition transactions. Since 1980, Kelso has acquired 69 companies requiring total capital at closing of approximately $17 billion.

   The Company is a leading marketer and manufacturer of well-recognized branded personal care consumer products. The Company's Trojan brand occupies the number one position in the domestic condom market. The Company's Nair brand occupies the number one position in the domestic depilatories and waxes market.

   The Company is either the number one or two provider of condoms, depilatories and waxes and home pregnancy and ovulation test kits in the United States. The Company's home pregnancy and ovulation test kits are marketed under the First Response and Answer brand names. Similarly, the Company enjoys leading market positions in certain of its international markets. In Canada, for example, the Company's Trojan brand is the market leader. In addition, the Company's depilatory and wax products, marketed under the Nair and Taky brand names, have either a number one or number two market position in many of its key international markets. The Company believes its leading market positions and its well-recognized brand names are significant competitive advantages, as they typically enable it to maintain superior shelf space allocations within its retail customers' facilities.

   The Company markets its products through a well-established, diversified marketing platform that serves mass merchandisers, food stores, drug stores, convenience stores and other channels. For the period ended December 31, 2001, approximately 45% of the Company's net sales were generated in the United States and the majority of the remainder were generated in Europe and Canada. The Company's products include condoms (latex, natural skin and polyurethane contraceptives), depilatories and waxes (lotion, cream and wax hair removal treatments), home pregnancy and ovulation test kits, over-the-counter (OTC) products (topical analgesics, antinauseants, nasal decongestants and vitamin supplements), oral care products (cosmetic tooth polishes and denture adhesives) skin care products (moisturizers, anti-cellulite cream and skin cleansers), and other products.

Description of Business Segments

   The Company conducts its business through its domestic consumer products division and its international consumer products division.

   Domestic Consumer Products. The following table sets forth the principal products of the Company's domestic consumer products division and related data.

                                                                   Market
            Categories                  Key Brand Names           Position
     ------------------------ ----------------------------------- --------
     Condoms                  Trojan, Naturalamb, Class Act           1
     Depilatories and waxes   Nair                                    1
     Home pregnancy test kits First Response, Answer                  2
     Home ovulation test kits First Response, Answer                  2
     Other Consumer products  Pearl Drops, Carter's Little Pills,
                                H-R Lubricating Jelly, Rigident      --

   Condoms. The Company offers a wide variety of products under its well-recognized brand names, including: Trojan, its leading consumer brand; Naturalamb, a natural product offered at higher prices; and Class Act, a discount brand offered at lower prices.

   The Company is dedicated to building its Trojan brand through advertising, trade promotions and new product development. The Company is currently the leading advertiser in the U.S. condom category based on dollars spent. The Company has increased its promotional programs and has regularly developed new and innovative product line extensions.

   Depilatories and Waxes. The Company's Nair depilatories and waxes products have a leading market share. The Company believes that, as a result of its dedicated advertising and promotional programs, distinct packaging and several successful line extensions, Nair is positioned as the leader in lotion and cream depilatories. The Company is also a leader in product innovation in the depilatories and waxes categories. The Company's success with female hair removal products has prompted it to broaden its product line and introduce hair removal products for men. The Company began shipping Nair for Men to its customers in July 2001.

   Home Pregnancy and Ovulation Test Kits. First Response and Answer brand home pregnancy test kits represent the number two market position in each category.

   The First Response home pregnancy test kit is a premium priced, branded product. In a sector with intensive advertising and promotion-based competition, First Response is well-positioned as a trusted, well-recognized brand name with high brand awareness. The Company's Answer brand home pregnancy test kit is a value priced product that competes with private label products, but generally at a slightly higher price point.

   The First Response 1-Step Ovulation Kit is a premium priced, branded product. The Company has introduced technology that enables the user to monitor the test while in progress. First Response appeals to customers that favor premium brand products.

   Other Consumer Products. The Company's other domestic consumer products operate in mature markets. The Company's brands include Pearl Drops tooth-whitening products, Carter's Little Pills, a stimulant laxative, Rigident denture adhesive and H-R Lubricating Jelly.

   International Consumer Products. The Company markets a diverse portfolio of consumer products in a broad range of international markets. The Company's international consumer products primarily include condoms, home pregnancy and ovulation test kits, antiperspirants, skin care products, oral hygiene products and other consumer products, as well as OTC pharmaceuticals and professional diagnostic tests. The Company's primary international markets are France, the United Kingdom, Italy, Canada, Mexico, Australia and Spain, and it has operations in each of these countries. In addition, the Company exports some of its products from the United Kingdom to European countries such as Germany, Belgium, Holland, Poland, Switzerland, Ireland and

Greece, as well as to the Middle East. The Company's operations in each of its primary international markets operate as independent, stand alone companies, with separate management, marketing efforts and product sourcing.

   The Company believes that approximately 25% of its international net sales are attributable to brands which hold the number one or two position in their respective local markets. None of the countries in which the Company operates accounts for more than 30% of its total international net sales, and no brand accounts for more than 12% of its total international net sales. Certain of the Company's international product lines are similar to its domestic product lines. For example, the Company markets depilatories and waxes, home pregnancy and ovulation test kits and oral care products in most of its international markets, as well as condoms in Canada and Mexico.

   The following table sets forth the principal product categories of the Company's international consumer products division.

         Categories                  Key Brand Names                     Countries Served
---------------------------- -------------------------------- ---------------------------------------
Condoms                      Trojan, Manix                    Canada, France, Mexico
Home pregnancy and ovulation First Response, Answer,          Australia, Canada, Italy, Mexico, U.K.
  test kits                  Confidelle, Discover, Gravix
Depilatories and waxes       Nair, Taky                       Australia, Canada, France, Mexico,
                                                                Middle East, Spain, U.K.
Face and skin care           Barbara Gould, Lineance,         France, Spain, U.K.
                             Eudermin, Anne French,
                             Bi-Solution
Oral care                    Pearl Drops, Email Diamant,      Australia, Canada, France, Germany,
                             Perlweiss, Nacar Blanco, Orasiv,   Italy, Mexico, U.K.
                             Ultrafresh
OTC products                 Sterimar, Gravol, Dencorub, Rub  Australia, Canada, France, Italy,
                             A-535, Cerox, Atasol, Ovol,        Mexico
                             Diovol
Antiperspirants              Arrid                            Australia, U.K.
Baby care                    Poupina, Curash                  Australia, France
Professional diagnostics     --                               France, Italy
Other consumer products      Femfresh, Cossack                Australia, Canada, Italy, Mexico, U.K.,
                                                                France, Spain

   Condoms. The Company markets condoms primarily in Canada and Mexico under the Trojan brand name. In Canada, the Company's Trojan brand has a leading market share. The Company markets its condoms through distribution channels similar to those of its domestic condom business. These channels include pharmacies, drug stores and mass merchandisers.

   Home Pregnancy and Ovulation Test Kits. The Company's international home pregnancy and ovulation test kits consist of the First Response, Answer, Confidelle, Discover and Gravix brands. The Company sells these products in the United Kingdom, Canada, Italy, Mexico and Australia. Additionally, the Company licenses a third party to market its test kits in Germany.

   Depilatories and Waxes. The Company's international depilatories are sold under the Nair brand name and are sold in Canada, Mexico, the United Kingdom, France, Australia and Spain (marketed under the Taky brand name), as well as distributed in the Middle East and other parts of Europe.

   Face and Skin Care. The Company's face and skin care products are marketed under the Barbara Gould, Lineance, Anne French and Eudermin brand names. Barbara Gould is a leading range of facial and beauty skin care products that serves the French mass market. Anne French offers a traditional range of facial cleansing products that are marketed in England and Ireland. Lineance is an established leader in the mass market slimming, anti-cellulite category in France. Eudermin is a leading hand cream marketed in Spain.

   Oral Care. The Company's principal international oral care products are sold in Australia, Canada, France, Germany, Italy, Mexico and the United Kingdom and include: cosmetic whitening tooth polishes marketed under the Pearl Drops, Perlweiss, Nacar Blanco and Email Diamant brand names; denture fixatives marketed under the Orasiv brand name; and mouthwash and breath freshening products marketed under the Ultrafresh brand name. Pearl Drops, the Company's leading oral care brand, is positioned as a cosmetic whitening tooth polish and sells at a premium price over regular toothpaste.

   OTC Products. The Company's principal OTC products are: Sterimar sea water nasal decongestant and cleansing spray, which is sold primarily in France and Mexico; Gravol anti-nauseant, Atasol acetaminophen analgesic, Ovol antiflatulent and Diovol antacid, all of which are sold primarily in Canada; topical analgesics sold under Rub A-535 brand name in Canada and Dencorub brand name in Australia; and Cerox adhesive tapes and bandages, which are sold in Italy.

   Antiperspirants. The Company's principal antiperspirant brand is Arrid, which it manufactures and sells in the United Kingdom.

   Baby Care. The Company's main baby care brands are Curash, a line of diaper rash powder, cream and wipes products sold in Australia and Poupina, a line of skin care and toiletry products sold in France.

   Professional Diagnostics. The Company sells professional diagnostic tests for the detection of infectious diseases in France and Italy. These comprise enzyme immuno-assay tests and radioactive immuno-assay tests, which are sold by the Company's sales force in both countries to hospitals, clinics and government laboratories.

   Other Consumer Products. The Company's other international brands include the Femfresh line of feminine hygiene products sold in the United Kingdom, France and Australia and the Cossack line of men's grooming products sold in the United Kingdom. In addition, the Company has distribution agreements with third parties to sell their products through its sales force. For example, the Company distributes certain AstaMedica OTC products in Italy, Bausch & Lomb lens solution in the United Kingdom and Australia and Chattem toiletries in Italy and Australia.

Distribution

   Under a management services agreement with Church & Dwight (described elsewhere in this document), the Company sells its domestic consumer products through C&D's direct sales force. The Company also uses the independent broker currently utilized by C&D to supplement the direct sales force. C&D's sales force makes presentations for the Company's products at the headquarters or home offices of the Company's customers, where applicable, as well as to individual retail outlets.

   The international division sells its products through classes of trade substantially similar to the domestic division in each of the countries in which the Company operates, with some exceptions. For example, in many European countries, the pharmacy channel (high end drug stores), which is not significant to the Company's business in the United States, is important to the distribution of certain consumer products. The Company believes its international consumer products are adequately represented by class of trade in each of the countries in which it competes.

   The Company, through C&D, uses a combination of third-party distribution centers and a leased facility to ship its products in the United States. These distribution centers are located strategically to maximize the Company's ability to service its customers.

   The Company's international distribution network is based on subsidiary capacities and cost considerations. In Canada, Mexico, Spain and Australia, finished goods are warehoused internally and shipped directly to customers through independent freight carriers. In Italy and the United Kingdom, all product distribution is subcontracted to a professional distribution company. In France, distribution of consumer products to mass markets is handled internally while distribution of OTC products to pharmacies and professional diagnostics to laboratories is handled by outside agencies.

New Product Development

   Pursuant to the management services agreement, the Company manages the majority of its own research and development ("R&D") activities, which the Company will relocate from Cranbury, New Jersey to C&D's New Jersey headquarters. C&D will provide supplementary R&D services on an as needed basis. Internationally, the Company operates small satellite R&D facilities in the United Kingdom, France, Spain, Canada and Italy. The Company's expenditures on R&D were approximately $5.3 million for the nine months ended December 31, 2001, $7.9 million in the fiscal year ended March 31, 2001 and $8.8 million in the fiscal year ended March 31, 2000.

   The primary focus of the Company's new product development group is to design and develop new and improved products that address consumer needs. In addition, this group provides technology support to both in-house and contract manufacturing and safety and regulatory support to all of the Company's businesses. The Company devotes significant resources and attention to product innovation and consumer research to develop differentiated products with new and distinctive features, which provide increased convenience and value to its consumers. The Company's new product development broadens its product line by creating new product line extensions and new formulations that appeal to various consumer needs.

Quality Control

   The Company places a high degree of importance on quality and product testing through its quality control department, with quality control employees in each of its manufacturing locations. Through its quality control efforts, the Company maintains rigorous standards over all of its products. In addition, the Company also tests the ingredients and packaging that comprise its product offerings. Several of the Company's products are registered with the FDA including condoms, home pregnancy and ovulation test kits, depilatories, oral care products and OTC product offerings. As a result, the Company is required to meet exacting standards of quality. An example of the Company's commitment to quality control is the 100% product testing policy with respect to its condoms. Each condom is quality tested by trained and qualified employees before it is released for sale. As a result, the Company has never had to recall any of its condoms as a result of design or production flaws.

Raw Materials

   The Company's major raw materials are chemicals, plastics, latex and packaging materials. These materials are generally available from several sources and the Company has had no significant supply problems to date. The Company generally has two or more approved suppliers for production materials. Although there are multiple providers of its raw materials, in certain instances the Company chooses to sole source certain raw materials in order to gain favorable pricing.

The Acquisition

   On September 28, 2001 the Company acquired the consumer products business of Carter-Wallace for approximately $739.0 million, which consisted of cash consideration of approximately $715.4 million, the repayment of approximately $19.9 million of indebtedness and the assumption of approximately $3.7 million of indebtedness. The remainder of Carter-Wallace, which was primarily comprised of its healthcare and pharmaceuticals business, was sold to an unrelated third party in a merger transaction simultaneous with the Acquisition.

   Upon consummation of the Acquisition, C&D purchased from the Company the assets relating to the Arrid Extra Dry, Arrid XX and Lady's Choice antiperspirant and deodorant product lines (in the United States and Canada), and the assets relating to the Lambert-Kay line of pet products, which are referred to collectively as the Disposed Businesses, for approximately $128.5 million and assumed certain related liabilities.

   The purchase price for the Disposed Businesses was determined by the Company and C&D in advance of the execution of the Asset Purchase Agreement between the Company and Carter-Wallace. When the Company was formed by C&D and Kelso to acquire the consumer products business of Carter-Wallace (or CW Consumer Business), it was the intention of the members that the assets comprising the Disposed Businesses would be acquired by C&D directly from Carter-Wallace and that the remainder of the consumer products business would be acquired by the Company. C&D and Kelso did not want the Company to acquire the Disposed Businesses directly, and never intended for Disposed Businesses to be operated by the Company for any period of time. In conducting its sale process, however, Carter-Wallace was unwilling to agree to a transaction structured in such a manner, and insisted that the entire consumer products business be acquired by a single purchaser. As a result, the Company and C&D agreed to a structure whereby the entire consumer products business (including the Disposed Businesses) would be acquired by the Company, and the Disposed Businesses would immediately be resold to C&D. In submitting a proposed purchase price to Carter-Wallace in the auction for the consumer products business, C&D formulated a price for the Disposed Businesses and the Company formulated a price for the remainder of the consumer products business. These amounts, added together, were submitted as the Company's bid for the entire consumer products business in the auction.

Trademarks, Patents and Licenses

   The Company markets its products under a number of trademarks and trade names. The Company has registered these trademarks, or has applications pending, in the United States and in certain of the countries in which the Company sells these product lines. The Company considers the protection of its trademarks to be important to its business.

   The Company owns or has licenses for a number of patents and patent applications covering certain of its products. The Company does not believe that the expiration of or any other change in any of these patents or patent applications will materially affect its business.

Competition

   For information regarding competition, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Employees and Labor Relations

   The Company's worldwide work force consisted of approximately 2,100 employees as of December 31, 2001, of whom approximately 1,200 were located outside the United States and approximately 900 worked in its domestic facilities.

   The hourly employees at the Company's Cranbury, New Jersey and Dayton, New Jersey facilities are represented by Paper, Allied-Industrial Chemical and Energy Workers union. On December 31, 2001, their collective bargaining agreements covered approximately 320 workers. These agreements expire on April 30, 2004. Internationally, the Company employs union representatives in France, Italy, Spain and Mexico. The Company believes that its labor relations are satisfactory and no material labor cost increases are anticipated prior to April 30, 2004.

   In order to increase efficiencies and performance, the Company will relocate its manufacturing operations at certain of its facilities, including relocation of the facilities producing its Nair product line, from Cranbury, New

Jersey to C&D's Lakewood, New Jersey facilities. See "Item 13. Certain Relationships and Related Transactions" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and capital resources following the Acquisition."

Governmental Regulation

   Some of the Company's products are subject to regulation under the FDA and the Fair Packaging and Labeling Act. The Company is also subject to regulation by the FTC in connection with the content of its labeling, advertising, promotion, trade practices and other matters. The Company is subject to regulation by the FDA in connection with its manufacture, labeling and sale of its condoms, home pregnancy and ovulation test kits, depilatories and OTC products. The Company's relationships with certain unionized employees may be overseen by the National Labor Relations Board.

   In addition, the Company's international operations, including the production of OTC drug products, are subject to regulation in each of the foreign jurisdictions in which the Company manufactures or markets goods.

Environmental Matters

   The Company's operations involve the use, storage and disposal of chemicals and other hazardous materials and wastes. The Company is subject to applicable federal, state, local and foreign health, safety and environmental laws relating to the protection of the environment, including those governing discharges of pollutants to air and water, the generation, management and disposal of hazardous materials and wastes and the cleanup of contaminated sites. Some of the Company's operations, particularly its manufacturing sites, require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities.

   The Company believes that its operations are currently in material compliance with all environmental laws, regulations and permits. While the Company does not believe that ongoing environmental operating and capital expenditures will be material, the Company could incur significant additional operating and capital expenditures in order to comply with current or future environmental laws, such as the installation of pollution control equipment at its manufacturing sites. For example, the Company may be required to make significant upgrades to its on-site wastewater treatment plant at its Colonial Heights, Virginia facility.

   In addition, some environmental laws, such as the U.S. Superfund law, similar state statutes and common laws, can impose liability for the entire cleanup of a contaminated site or for third-party claims for property damage and personal injury, regardless of whether the current owner or operator owned or operated the site at the time of the release of contaminants or the legality of the original disposal activity. With certain limited exceptions, the Company also has agreed to assume any environmental-related liabilities that may arise from the pre-Acquisition operation of the consumer products business and assets transferred as part of the Acquisition. Many of the Company's sites have a history of industrial operations and contaminants from current and historical operations have been detected at some of its sites. For example, contamination has been discovered at the Company's Cranbury, New Jersey site. Based on the Company's preliminary assessments, the cost of remediating such contamination is expected to be approximately $0.3 million. While the Company is not aware of any other material cleanup obligations or related third-party claims, the detection of additional contaminants or the imposition of additional cleanup obligations at its sites or any other properties could result in significant costs.

ITEM 2.  PROPERTIES.

   The Company's headquarters are located in C&D's global headquarters at 469 North Harrison Street, Princeton, New Jersey. The following are the Company's principal facilities as of March 28, 2002:

              Location                        Products Manufactured          Area (Sq. Feet)
              --------                        ---------------------          ---------------
Owned:
Manufacturing Facilities and Offices:
Cranbury, New Jersey................. personal care products                     734,000
Colonial Heights, Virginia........... condoms                                    220,000
Montreal, Canada..................... personal care products                     157,000
Folkestone, England.................. personal care products                      78,000
Milan, Italy......................... personal care products                      60,000
Mexico City, Mexico.................. pharmaceutical products                     37,600
New Plymouth, New Zealand............ condom processing                           31,000

Warehouse and Offices
Toronto, Canada...................... --                                          52,000

Leased:
Manufacturing Facilities and Offices:
Barcelona, Spain..................... personal care products                      58,400
Milan, Italy......................... diagnostics and personal care products      49,100
Folkestone, England.................. personal care products                      21,500
Norwood, Pennsylvania................ condom processing                           10,000

Warehouses and Offices:
Dayton, New Jersey**................. --                                         179,000
Folkestone, England.................. --                                          65,000
Momence, Illinois**.................. --                                          43,000
Revel, France........................ --                                          35,500
Mexico City, Mexico.................. --                                          27,500
Sparks, Nevada+...................... --                                          25,000
Sydney, Australia.................... --                                          24,900
Plainsboro, New Jersey*.............. --                                          23,300
Atlanta, Georgia..................... --                                          23,071
Levallois, France*................... --                                          22,500
Dallas, Texas+....................... --                                          11,000
Pittsburgh, Pennsylvania*............ --                                             940

--------
*  Offices only
+  Warehouses only
** The Company has given notice of termination of the leases at both the Dayton, New Jersey and Momence, Illinois locations, effective mid-2002. The Company will occupy space at C&D contracted or leased warehouses.

ITEM 3.  LEGAL PROCEEDINGS.

   Litigation. Carter-Wallace has been engaged in litigation with Tambrands Inc. in the Supreme Court of the State and County of New York arising out of a patent infringement and misappropriation suit previously filed against both companies in the United States District Court, Southern District of New York, by New Horizons Diagnostics Corporation, or "NHDC", et al. The NHDC suit, which was settled and discontinued in July 1996, asserted claims with respect to certain "gold sol" technology (used in the First Response and Answer home pregnancy and ovulation test kits) that Carter-Wallace had acquired from Tambrands pursuant to a written purchase agreement in March 1990. Carter-Wallace paid an immaterial amount toward that settlement. In the pending Supreme Court action, Tambrands seeks reimbursement from Carter-Wallace of an unspecified portion of the amount paid by Tambrands in settlement of the NHDC suit, and for defense costs. Both Tambrands and Carter-Wallace moved for summary judgment, and the Supreme Court granted Carter-Wallace's motion. Tambrands has appealed that ruling. The Company has assumed this litigation as part of the Acquisition. The Company believes it has good defenses, under the terms of the 1990 purchase agreement, to Tambrands' claim.

   Upon consummation of the Acquisition, the Company assumed liability under other legal actions arising out of Carter-Wallace's operation of the consumer products business arising before the Acquisition. The Company does not believe such actions are material.

   On January 17, 2002, a petition for appraisal, Cede & Co., Inc. and GAMCO Investors, Inc. v. MedPointe Healthcare Inc., Civil Action No. 19354, was filed in the Court of Chancery of the State of Delaware demanding a determination of the fair value of shares of MedPointe. The action was brought by purported former shareholders of Carter-Wallace in connection with the merger on September 28, 2001 of MCC Acquisition Sub Corporation with and into Carter-Wallace. The merged entity subsequently changed its name to MedPointe. The petitioners, who are purported holders of record of approximately 3.1 million shares of MedPointe, have petitioned for an appraisal of the fair value of their shares in accordance with Section 262 of the Delaware General Corporation Law.

   MedPointe and certain former Carter-Wallace shareholders are party to an indemnification agreement pursuant to which such shareholders will be required to indemnify MedPointe from a portion of the damages, if any, suffered by MedPointe in relation to the exercise of appraisal rights by other former Carter-Wallace shareholders in the merger. Pursuant to the agreement, the shareholders have agreed to indemnify MedPointe for 40% of any Appraisal Damages (defined as the recovery greater than the per share merger price times the number of shares in the appraisal class) suffered by Medpointe in relation to the merger; provided that if the total amount of Appraisal Damages exceeds $33.3 million, then the indemnifying stockholders will indemnify MedPointe for 100% of any damages suffered in excess of that amount. The Company, in turn, is party to an agreement with MedPointe pursuant to which it has agreed to indemnify MedPointe and certain related parties against 60% of any Appraisal Damages for which MedPointe remains liable. The maximum liability to the Company pursuant to the indemnification agreement and prior to any indemnification from C&D, as described in the following is $12 million. C&D is party to an agreement with the Company pursuant to which it has agreed to indemnify the Company for 17.4% of any Appraisal Damages, or up to a maximum of $2.1 million for which the Company becomes liable.

   The Company, MedPointe and the indemnifying shareholders believe that the consideration offered in the merger was fair to the former Carter-Wallace shareholders and that no liability should accrue to the Company as a result of the proceedings. The Company filed its response to the petition for appraisal on February 13, 2002.

   The Asset Purchase Agreement provides for an adjustment to the purchase price paid by the Company based on the Company's net working capital as of the closing date. On January 9, 2002, the Company received from MedPointe a notice of disagreement with respect to the Company's calculation of its net working capital for purposes of the agreement. The Company believes that it is due approximately $3.5 million from MedPointe pursuant to the Asset Purchase Agreement; MedPointe, however, claims that the Company owes it $7.6 million. The Company believes MedPointe's position is without merit.

   Pursuant to the Asset Purchase Agreement, the Company has agreed to assume the liability for 60% of the future retiree medical costs with respect to certain identified employees of the consumer products division purchased by the Company. MedPointe has asserted that the Company is also responsible for the costs certain employees which were terminated by Carter-Wallace on the closing date, which MedPointe has estimated to be between $6 and $10 million; the Company disagrees with MedPointe's position and does not believe it has any liability for the employees in question.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS.

   At March 28, 2002, the Company had 10,000 membership interests outstanding and held by C&D (5,000 interests) and Kelso (5,000 interests). There is no established trading market for the membership interests of the Company. During 2001, the Company did not declare any dividends.

   On August 27, 2001, the Company issued the membership interests to C&D and Kelso in exchange for their capital contributions of $111,750,000 and $116,750,000, respectively which amounts were used in connection with the Acquisition. Apart from the foregoing, no unregistered sales or issuances of the equity securities have taken place.

   The Company believes that the foregoing issuances of equity securities to C&D and Kelso did not involve a public offering or sale of securities and were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to the exemption from registration afforded by Section 4(2 )of the Securities Act. No underwriters, brokers or finders were involved in these transactions.

ITEM 6.  SELECTED FINANCIAL DATA.

                         ARMKEL, LLC AND SUBSIDIARIES

FIVE-YEAR FINANCIAL REVIEW

                                        Successor                        Predecessor
                                  --------------------- ----------------------------------------------
                                       Period from         Period from              March 31,
                                   August 28, 2001 to    April 1, 2001 to  ---------------------------
                                  December 31, 2001 (1) September 28, 2001  2001   2000   1999   1998
                                  --------------------- ------------------ ------ ------ ------ ------
                                                        (Dollars in millions)
Operating Results
Net sales........................        $ 95.4               $245.6       $435.5 $412.9 $360.6 $340.9
Income (loss) from operations....          (4.8)                56.9         88.4   69.9   55.0   52.5
Net income (loss)................         (15.6)                33.4         49.9   40.5   31.3   28.9
Total assets.....................         812.6                379.3        371.2  369.5  353.9  324.4
Total debt.......................         445.4                 23.1         24.3   26.8   33.4   22.6

--------
(1) The period from August 28, 2001 to September 28, 2001 is inclusive of only net interest expense of $1.6 million.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

                         Calendar Year                   Calendar Year
                             2000                            2001
                   ------------------------- ------------------------------------
                   Second    Third   Fourth   First   Second    Third     Fourth
                   Quarter  Quarter  Quarter Quarter  Quarter  Quarter  Quarter(2)
                   -------- -------- ------- -------- -------- -------- ----------
                                           (in thousands)
Net sales......... $123,276 $108,678 $98,303 $105,281 $125,231 $120,367  $ 95,417
Gross profit(1)...   73,830   65,568  57,873   63,814   76,453   72,748    38,625
Income (loss) from
  Operations(1)...   28,323   20,225  17,922   21,957   31,766   23,144    (4,783)
Net income (loss).   17,384   11,808  10,410   10,324   18,772   14,666   (15,648)

--------
(1) Distribution expense reclassified from operating expense to cost of goods sold for predecessor financial statements in order to conform to the Company's presentation.
(2) Fourth quarter 2001 represents the period from August 28, 2001 (inception) to December 31, 2001. Operations for this period commenced on September 29, 2001. The period from August 28, 2001 (inception) to September 28, 2001 only included net interest expense of approximately $1.6 million relating to the issuance of senior subordinated notes on August 28, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Armkel, LLC (the Company) is an equally owned joint venture formed by Church & Dwight Co., Inc. (C&D) and affiliates of Kelso & Company, L.P. (Kelso). On September 28, 2001, the Company acquired certain of the domestic consumer product assets of Carter-Wallace, primarily Trojan condoms, Nair depilatories, and First Response and Answer test kits, and the international subsidiaries of Carter-Wallace. Initial financing was obtained on August 28, 2001, however operations did not commence until the Acquisition was consummated on September 28, 2001. The remainder of Carter-Wallace, comprised of its healthcare and pharmaceuticals businesses, was merged with an unrelated third party after the completion of the Acquisition. Simultaneously with the consummation of the acquisition, the Company sold the remainder of the consumer products businesses, Arrid antiperspirant in the U.S and Canada and the Lambert-Kay line of pet care products, to C&D.

   Prior to the Acquisition, Carter-Wallace reported its historical financial results for the combined business, including the business the Company acquired, the Disposed Businesses and the healthcare and pharmaceuticals business on a consolidated basis. In connection with the Acquisition, the Carter-Wallace consumer business predecessor financial statements were prepared to reflect the operating performance of the Company's business for the years ended March 31, 2000 and 2001 and for the period from April 1, 2001 to September 28, 2001. The Company's historical financial statements were not compiled separately at any prior time, as the Company was not a stand-alone subsidiary, with the exception of the international division. As a result, certain cost allocation assumptions were made. See Note 1 to the predecessor combined financial statements as shown in Item 8 of this report.

   The following two sections discuss comparisons to the three-month period ended December 31, 2001 and the combined (predecessor and successor) nine-month period ended December 31, 2001 compared to the same periods in the prior year.

Three Month Comparison

Period from August 28, 2001 to December 31, 2001 Compared with Three Months Ended December 31, 2000.(1)

                                                                   Period from
                                                                    August 28,      Three
                                                                       2001         Months
                                                                  (inception) to    Ended
                                                                   December 31,  December 31,
                                                                     2001(1)         2000
                                                                  -------------- ------------
Net sales........................................................     $ 95.4        $98.3
Cost of goods sold(2)............................................       56.8         40.4
                                                                      ------        -----
Gross profit(2)..................................................       38.6         57.9
Total operating expenses excluding Interest & other Income(2)....       43.4         40.0
Interest Expense & Other Income..................................       11.5          0.8
                                                                      ------        -----
Revenues in excess of expenses before provision/benefit for taxes     $(16.3)       $17.1
                                                                      ======        =====

--------
(1) The period from August 28, 2001 to September 28, 2001 only included net interest expense of approximately $1.6 million relating to the issuance of senior subordinated notes on August 28, 2001. This amount is included in the financial figures.
(2) Distribution expense reclassified from operating expense to cost of goods sold for predecessor financial statements in order to conform to the Company's presentation.

   The results of operations for the period from September 29, 2001 to December 31, 2001 are affected by a number of acquisition related expenses. These items are outlined below and addressed in further detail in the discussion below:

                                                               (in millions)
                                                               -------------
   Inventory Step-up Expenses.................................     $15.1
   Transition Expenses........................................     $ 2.6
   Estimated Gross Margin Loss on Prior Period Product Sell-in     $ 2.8

   The prior period inventory sell-in resulted in a build-up in trade inventories in the two-month period prior to the acquisition due in part to the efforts of the previous sales organization, which operated under a performance based compensation plan. This build-up is estimated to have increased sales by approximately $4.0 million and revenues in excess of expenses by an estimated $2.8 million in the two months prior to the Acquisition thereby shifting sales and profit from the fourth calendar quarter of 2001 to the third quarter of 2001 which was included in the results of the predecessor company.

  Net Sales

   Net sales decreased $2.9 million, or 2.9%, to $95.4 million in the period ended December 31, 2001 from $98.3 million in the three months ended December 31, 2000. This decrease is primarily due to a domestic sales increase of $4.0 million that occurred in the three months prior to the Acquisition. This sales increase created high trade inventories as of the start of the Acquisition and have depressed post Acquisition sales as the correction of trade inventories occurs. Net sales were up 10.8% or $11.7 million from July 1, 2001 through Sept 28, 2001 compared to prior year.

   Net sales of domestic products, excluding intercompany sales, decreased $2.3 million, or 5.1%, to $42.7 million in the period ended December 31, 2001 from $45.0 million in the three months ended December 31, 2000. This decrease in net sales was discussed above.

   Net sales of international products decreased $0.6 million, or 1.1%, to $52.8 million in the period ended December 31, 2001 from $53.4 million in the three months ended December 31, 2000.

  Cost of Goods Sold

   Cost of goods sold increased $16.4 million, or 40.5%, to $56.8 million in the period ended December 31, 2001 from $40.4 million in the three months ended December 31, 2000. As a percentage of net sales, cost of goods sold grew to 59.5% from 41.1% in 2000. This increase in cost of goods sold is primarily due to the $15.1 million of additional expense relating to inventory step-up adjustments incurred at the Acquisition. At the time of the Acquisition the inventory book value was $57.8 million. As part of purchase accounting, the inventory value was increased by $23.2 million to $81.0 million. The majority of this inventory step-up, $15.1 million, was reflected in the fourth quarter results of operations of 2001, including $11.2 million for domestic operations and $3.9 million for international operations. The remaining $8.1 million inventory step-up adjustment will all be reflected in the first quarter of 2002 operating results. Excluding these adjustments, cost of goods sold, as a percentage of net sales, would be reduced to 43.7% of net sales.

   Cost of goods sold for domestic products, excluding intercompany sales, increased $11.1 million, or 75.5%, to $25.8 million in the period ended December 31, 2001 from $14.7 million in the three months ended December 31, 2000. As a percentage of net sales, domestic cost of goods sold increased to 60.5% from 32.8% in 2000. This increase in cost of goods sold is primarily due to the inventory step-up adjustment of $11.2 million. Excluding these adjustments, cost of goods sold, as a percentage of net sales, would be reduced to 34.2% of net sales. The remaining increase in cost of goods as a percentage of net sales is principally due to changes in product mix.

   Cost of goods sold for international products increased $5.3 million, or 20.6%, to $31.0 million in the period ended December 31, 2001 from $25.7 million in the three months ended December 31, 2000. As a percentage of net sales, international cost of goods sold increased to 58.8% from 48.2% primarily due to $3.9 million in inventory step-up adjustments. Excluding these adjustments, cost of goods sold, as a percentage of net sales would be reduced to 51.4% for the period ending December 31, 2001. The remaining difference as a percentage of net sales versus the prior year is principally due to product mix.

  Operating Costs excluding Interest Expense and Other Income

   Total operating expenses excluding interest expense and other income increased $3.4 million, or 8.5%, to $43.4 million in the period ended December 31, 2001 from $40.0 million in the three months ended December 31, 2000.

   Advertising, consumer and trade promotion expense decreased by $1.4 million, or 6.8%, to $19.4 million in the period ended December 31, 2001 from $20.8 million in 2000.

   Selling, general and administrative expenses increased $4.9 million, or 25.4%, to $24.1 million in the period ended December 31, 2001 from $19.2 million in 2000. This increase is related to estimated transitional costs of $1.8 million for former Carter-Wallace employees employed during the integration process, $1.0 million in fees to Church & Dwight and Kelso, and $1.1 million in amortization for acquired patents.

  Interest Expense and Other Income

   Interest expense was $11.7 million in the period from August 28, 2001 to December 31, 2001 compared to $0.3 million for the three months ending December 31, 2000. This interest expense is related to the $225 million in outstanding bonds and $220 million in term loans incurred at the time of the Acquisition and includes interest expense on financing from August 28, 2001 to December 31, 2001.

   Interest income of $0.8 million for the period from August 28, 2001 to December 31, 2001 increased $0.7 million compared to the three months ended December 31, 2000, due to excess proceeds from financing activities invested primarily in money market funds.

   Other expense of $0.6 million for the period from August 28, 2001 to December 31, 2001 primarily relates to unrealized losses on foreign exchange transactions.

Nine Month Comparison

Nine Months Ended December 31, 2001 Compared with Nine Months Ended December 31, 2000(1)

                                                                Nine-Month Period
                                                                Ended December 31,
                                                                ------------------
                                                                2001(1)    2000(1)
                                                                -------    -------
Net sales...................................................... $341.0     $330.4
Cost of goods sold(2)..........................................  153.2      133.0
                                                                ------     ------
Gross profit(2)................................................  187.8      197.4
Total operating expenses excluding Interest and Other Income(2)  137.7      130.8
Interest Expense & Other Income................................   11.8        1.2
                                                                ------     ------
Revenues in excess of expenses before provision for taxes...... $ 38.3     $ 65.4
                                                                ======     ======

--------
(1) For 2001, represents combined statement of revenue in excess of expenses, before provision for taxes for the predecessor company from April 1, 2001 to September 28, 2001 and for the Company from August 28, 2001 (inception) to December 31, 2001. The period from August 28, 2001 to September 28, 2001 only included net interest expense of approximately $1.6 million relating to the issuance of senior subordinated notes on August 28, 2001. The nine months ended December 31, 2000 represents the predecessor company.
(2) Distribution expense reclassified from operating expense to cost of goods sold for predecessor financial statements in order to conform to the Company's presentation.

  Net Sales

   Net sales increased $10.6 million, or 3.2%, to $341.0 million in the period ended December 31, 2001 from $330.4 million in the nine months ended December 31, 2000. This increase is discussed below.

   Net sales of domestic products, excluding intercompany sales, increased $11.2 million, or 7.1%, to $169.0 million in the period ended December 31, 2001 from $157.8 million in the nine months ended December 31, 2000. The increase in net sales reflects higher net sales of Trojan condoms and Nair depilatories due to new product introductions, coupled with selective price increases in Trojan and Nair brand products. In addition, net sales of First Response home pregnancy and ovulation test kits were higher based on expanded distribution, as well as an improved product claim for one of the Company's home pregnancy tests kits.

   Net sales of international products decreased $0.6 million, or 0.3%, to $172.0 million in the period ended December 31, 2001 from $172.6 million in the nine months ended December 31, 2000. This decrease was due to lower foreign exchange rates predominantly offset by volume increases on Trojan and Nair, selective price increases on several products and higher sales of OTC pharmaceuticals in Mexico.

  Cost of Goods Sold

   Cost of goods sold increased $20.2 million, or 15.2%, to $153.2 million in the period ended December 31, 2001 from $133.0 million in the nine months ended December 31, 2000. As a percentage of net sales, cost of goods sold grew to 44.9% from 40.3% in 2000. This increase in cost of goods sold is primarily due to $15.1 million of additional expense relating to inventory step-up incurred at acquisition. At the time of the Acquisition inventory book value was $57.8 million. As part of purchase accounting, the inventory value was increased by $23.2 million to $81.0 million. The majority of this step-up, $15.1 million, was reflected in the fourth quarter results of operations of 2001, including $11.2 million for domestic operations and $3.9 million for international operations. The remaining $8.1 million inventory step-up adjustment will all be reflected in the first quarter of 2002 operating results. Excluding these adjustments, cost of goods sold as a percentage of net sales would have been 40.5%.

   Cost of goods sold for domestic products, excluding intercompany sales, increased $14.9 million, or 28.5%, to $67.1 million in the period ended December 31, 2001 from $52.2 million in the nine months ended December 31, 2000. As a percentage of net sales, domestic cost of goods sold increased to 39.7% from 33.1% in 2000. This increase in cost of goods sold is primarily due to the inventory step-up adjustment of $11.2 million. Excluding these adjustments, cost of goods sold as a percentage of net sales would have been 33.1% down slightly from the prior period. The reduction, after adjustments, is due to selective price increases for Trojan and Nair and the impact of higher unit sales on fixed overhead expenses.

   Cost of goods sold for international products increased $5.3 million, or 6.6%, to $86.1 million in the period ended December 31, 2001 from $80.8 million in the nine months ended December 31, 2000. As a percentage of net sales, international cost of goods sold increased to 50.1% from 46.8% primarily due to inventory step-up adjustments of $3.9 million. Excluding these adjustments, cost of goods sold, as a percentage of net sales would be reduced to 47.8% for the period ending December 31, 2001. The remaining difference as a percentage of net sales is principally due to product mix.

  Operating Costs excluding Interest Expense and Other Income

   Total operating expenses excluding interest expense and other income increased $6.9 million, or 5.3%, to $137.7 million in the period ended December 31, 2001 from $130.8 million in the nine months ended December 31, 2000.

   Advertising, consumer and trade promotion expense decreased slightly by $0.2 million, or 0.3%, to $70.9 million in the period ended December 31, 2001 from $71.1 million in 2000.

   Selling, general and administrative expenses increased $7.1 million, or 11.9%, to $66.8 million in the period ended December 31, 2001 from $59.7 million in 2000. This increase is related to estimated transitional costs of $1.8 million, related to general and administrative for former Carter-Wallace employees employed during the integration process, $1.0 million in fees to C&D and Kelso, and $1.1 million in amortization for acquired patents.

  Interest Expense and Other Income

   Interest expense and other income was $11.8 million in the period ended December 31, 2001 compared to $1.2 million for the nine months ending December 31, 2000. This increase in interest expense is related to the $225.0 million in senior subordinated notes and $220.0 million in a syndicated bank credit facility incurred at the time of the Acquisition.

Year Ended March 31, 2001 Compared with Year Ended March 31, 2000

                                                               Years Ended
                                                                March 31,
                                                              -------------
                                                               2001   2000
                                                              ------ ------
    Net sales................................................ $435.5 $412.9
    Cost of goods sold.......................................  159.5  160.3
                                                              ------ ------
    Gross profit.............................................  276.0  252.6
    Total operating expenses.................................  189.7  186.5
                                                              ------ ------
    Revenues in excess of expenses before provision for taxes $ 86.3 $ 66.1
                                                              ====== ======

  Net Sales

   Net sales increased $22.6 million, or 5.5%, to $435.5 million in the year ended March 31, 2001 from $412.9 million in the year ended March 31, 2000. This improvement was due to increased unit volume, and to a lesser extent, higher selling prices.

   Net sales of domestic products increased $24.9 million, or 13.6%, to $207.4 million in the year ended March 31, 2001 from $182.5 million in the year ended March 31, 2000. The increase in sales reflects higher sales of Trojan condoms and Nair depilatories due to new product introductions, coupled with selective price increases in the Company's Trojan brand products. In addition, sales of First Response home pregnancy and ovulation test kits were higher based on expanded distribution, as well as an improved product claim for one of the Company's home pregnancy test kits.

   Net sales of international products decreased $2.2 million, or 1.0%, to $228.2 million in the year ended March 31, 2001 from $230.4 million in the year ended March 31, 2000. The decrease was primarily due to lower foreign exchange rates, which was partly offset by increased sales of depilatories, skin care products and condoms due to new line extensions. Lower foreign exchange rates had the effect of decreasing sales in the current year period by approximately $21.6 million.

  Cost of Goods Sold

   Cost of goods sold decreased $0.8 million, or 0.5%, to $159.5 million in the year ended March 31, 2001 from $160.3 million in the year ended March 31, 2000. As a percentage of net sales, cost of goods sold fell to 36.6% from 38.8% in 2000. This decrease in cost of goods sold as a percentage of net sales, is primarily the result of selective price increases in July 2000 in the Company's Trojan brand products and cost control and reduction measures.

   Cost of goods sold for domestic products increased $3.2 million, or 5.5%, to $61.3 million in the year ended March 31, 2001 from $58.1 million in the year ended March 31, 2000. As a percentage of net sales, domestic cost of goods sold fell to 29.6% from 31.8% in 2000. This decrease in cost of goods sold as a percentage of net sales reflects selective price increases for the Company's Trojan brand products and the impact of higher unit sales on fixed overhead expenses.

   Cost of goods sold for international products decreased $4.0 million, or 3.9%, to $98.2 million in the year ended March 31, 2001 from $102.2 million in the year ended March 31, 2000. As a percentage of net sales, international cost of goods sold fell to 43.0% from 44.4% in the year ended March 31, 2000, reflecting a favorable product mix and manufacturing cost savings in the Company's skin care line.

  Operating Expenses

   Total operating expenses increased $3.2 million, or 1.7%, to $189.7 million in the year ended March 31, 2001 from $186.5 million in the year ended March 31, 2000.

   Advertising and promotion, marketing and other selling and distribution expense for the consumer operations in 2001 increased by $5.7 million, or 3.8%, to $157.1 million in the year ended March 31, 2001 from $151.3 million in 2000, as a result of increased advertising and promotional support domestically, primarily for the Company's First Response home pregnancy test kits and Nair depilatories.

   General and administrative expenses were $22.7 million in 2001, unchanged from the prior year.

   R&D expenses in 2001 decreased by $0.9 million, or 10.5%, from the prior year.

  Interest Expense and Other Expense

   Interest expense was $1.3 million in the year ended March 31, 2001, a decrease of $0.2 million, or 14.7%, from $1.5 million in the year ended March 31, 2000. The fluctuation in interest expense is related to changes in levels of borrowing at the Company's international subsidiaries. Interest income from operations increased by $0.1 million, or 26.1%, to $0.5 million in the year ended March 31, 2001 from $0.4 million in the year ended March 31, 2000.

   Other expenses--net from operations decreased $1.2 million in the year ended March 31, 2001, or 47.2%, to $1.4 million from $2.6 million in 2000. This was primarily attributed to a gain on the sale of a facility in Mexico in 2000.

  Liquidity and capital resources following the Acquisition

   Cash flows provided by operating activities was $20.9 million for the period from August 28, 2001 to December 31, 2001 which includes $10.1 million in severance payments partially offset by lower working capital.

   Cash flows used in investing activities was $586.7 million for the period from August 28 to December 31, 2001. The net cash flows used in investing activities includes the purchase of the Carter-Wallace assets for the consumer businesses net of the proceeds from the sale of the Arrid and Lambert-Kay assets to C&D.

   Net cash provided from financing activities was $621.9 million for the period from August 28, 2001 (inception) to December 31, 2001, which includes $443.5 million in long-term debt and $228.5 million in contributions from the members, less the cost of financing and proceeds to members.

   The Company entered into a syndicated bank credit facility and also issued a senior subordinated notes to finance its investment in the Acquisition. The long-term $305 million credit facility consists of $220.0 million in 6 and 71/2-year term loans, all of which were drawn at closing and an $85.0 million revolving credit facility, which remained fully undrawn at December 31, 2001. On August 28, 2001 the Company issued $225 million of 9.5% senior subordinated notes due in 8 years with the interest paid semi-annually. The Company had $445.0 million of total debt outstanding as of December 31, 2001, excluding various short term borrowings of foreign subsidiaries. The weighted average interest rate on the credit facility borrowings at December 31, 2001, excluding deferred financing costs and commitment fees, was approximately 5.6% including hedges.

   Interest payments on the notes and on borrowings under the senior credit facilities will significantly increase the Company's liquidity requirements. Borrowings under the term loans and the revolving credit facility will bear interest at variable rates plus any applicable margin. The interest rates on the term loans are dependent on the attainment of certain covenants depending on the ratio of EBITDA to total debt. Financial covenants include a leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a certain period of time. EBITDA, as defined by the Company's loan agreement, which includes an add-back of certain acquisition related costs, and predecessor results for the first nine months of calendar 2001, was approximately $101 million for the twelve month period ending December 31, 2001. The leverage ratio as defined in the loan agreement was 3.87 versus the agreement's maximum 5.50, and the interest coverage ratio was 2.96 versus the agreement's minimum of 2.00.

   Distributions of a portion of revenues in excess of expenses may be made to fund tax distributions to Kelso and C&D.

   The Company has incurred and will incur severance and other change in control related liabilities to certain employees. In the three-month period ending December 31, 2001 it paid $10.1 million in severance payments. The Company currently anticipates that the total severance payments will equal approximately $51 million. It anticipates the remaining $41 million in severance to be principally paid out in 2002.

   The term loans will be subject to mandatory prepayments, subject to certain limited exceptions, in an amount equal to (1) 50% of excess cash flow of the Company and its subsidiaries, (2) 100% of the net cash proceeds of asset sales and dispositions of property of the Company and its subsidiaries, (3) 100% of the net cash proceeds of any issuance of debt obligations of the Company and its subsidiaries and (4) 50% of the net cash proceeds of issuances of equity of the Company and it subsidiaries.

   The syndicated bank credit facility and the senior subordinated notes impose certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the senior credit facilities will require the Company to maintain certain financial ratios. Indebtedness under the senior credit facilities will be secured by substantially all of the Company's assets including the real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

   The Company expects that the total capital expenditures will be approximately $20 million in 2002 and approximately $11 million in 2003. Of such amounts, the Company currently estimates that a minimum range of $3 million to $5 million of ongoing maintenance capital expenditures are required each year.

                                                              Payments Due by Period
                                                     -----------------------------------------
                                                                      2003 to 2006 to  After
                                                      Total    2002    2005    2007    2007
                                                     -------- ------- ------- ------- --------
                                                              (Thousands of dollars)
Principal payments on borrowings:
   Long-term debt
       Syndicated Financing Loans................... $219,474 $ 3,246 $37,750 $62,978 $115,500
       Notes Payable 91/2%..........................  225,000      --      --      --  225,000
       Various Short-Term Borrowings at Foreign
         Subsidiaries...............................    2,425   2,425      --      --       --

Other commitments:
   Operating Leases Obligations..................... $ 13,045 $ 5,085 $ 7,126 $   834 $     --
   Capital Lease Obligations........................      725     190     462      73       --
   Management Services Agreements...................   71,500  14,300  42,900  14,300       --
   Manufacturing Distribution Agreement.............    4,000     800   2,400     800       --
                                                     -------- ------- ------- ------- --------
Total............................................... $536,169 $26,046 $90,638 $78,985 $340,500
                                                     ======== ======= ======= ======= ========

   The Company expects that funds provided from operations and available borrowings of $85 million under its six-year revolving credit facility, none of which was drawn at December 31, 2001, will provide sufficient funds to operate its business, to make expected capital expenditures of approximately $20 million in 2002 and approximately $11 million in 2003 and to meet foreseeable liquidity requirements, including debt service on the notes and the senior credit facilities, as noted above. There can be no assurance, however, that the Company's business will generate sufficient cash flows or that future borrowings will be available in an amount sufficient to enable it to service its debt or to fund its other liquidity needs. If the Company is unable to pay its obligations, it will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring indebtedness or raising additional capital. However, the Company cannot give assurance that any alternative strategies will be feasible or prove adequate. However, management believes that operating cash flow, coupled with the Company's access to credit markets, will be sufficient to meet the anticipated cash requirements for the coming year.


  Related Party Transactions

   The Company believes that substantial synergies can be achieved by combining certain of its operations with those of C&D particularly in the areas of sales, manufacturing and distribution, and most service functions. The Company will retain its core marketing, research & development, and financial planning capabilities, and will continue to manufacture condoms, but will purchase virtually all the support services it requires for its U.S. domestic business from C&D under a management services agreement, which has a term of five years with possible renewal. As a first step, the Company and C&D merged the two sales organizations during the fourth quarter of 2001. The companies have begun transferring production of antiperspirants and depilatories from the former Carter-Wallace plant at Cranbury, NJ, to C&D's plant at Lakewood, NJ, which is a more efficient producer of antiperspirants and other personal care products. This process will take six to nine months and should be completed in third quarter 2002. The companies have begun integrating the planning and purchasing, accounting and management information systems, and other service functions which is expected to be completed in the third quarter of 2002. Upon completion of the integration discussed above, the Company intends to sell the Cranbury plant.

   During 2001, the Company was charged $2.1 million for administrative services, and manufactured deodorant antiperspirant inventory of $8.3 million for C&D at the Company's cost, and charged C&D $1.4 million for transition administrative services. The Company has an open net accounts payable to C&D at December 31, 2001 of approximately $12.0 million that primarily related to cash collected by the Company on behalf of C&D for open accounts receivable, partially offset by amounts owed by C&D for inventory.

   The Company paid advisory fees of $0.7 million to C&D and $0.3 million to Kelso.

  Significant Accounting Policies

   The Company's significant accounting policies are more fully described in
Note 1 to its consolidated financial statements. Certain of its accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on the Company's historical experience, its observance of trends in the industry, information provided by its customers and information available from other outside sources, as appropriate. The Company's significant accounting policies include:

     Promotional and Sales Returns Reserves

      The reserves for consumer and trade promotion liabilities, and sales returns are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. We use historical trend experience and coupon redemption provider input in arriving at coupon reserve requirements, and we use forecasted appropriations, customer and sales organization inputs, and historical trend analysis in arriving at the reserves required for other promotional reserves and sales returns. While we believe that our promotional and sales returns reserves are adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially form what will actually transpire in the future.

     Impairment of Long-lived Assets

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In such situations, long-lived assets are considered impaired when estimated future cash flows (undiscounted and without interest charges) resulting from the use of the asset and its eventual disposition are less than the asset's carrying amount. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations.

  Recent Accounting Pronouncements

   The EITF issued EITF 00-14, "Accounting for Certain Sales Incentives". This issue addresses the income statement classification for offers by a vendor directly to end consumers that are exercisable after a single exchange transaction in the form of coupons, rebate offers, or free products or services disbursed on the same date as the underlying exchange transaction. The issue requires the cost of these items to be accounted for as a reduction of revenues, rather than as a marketing expense. This reclassification is expected to reduce sales by 1% annually. The EITF was effective January 1, 2002 and there is no net income impact.

   The EITF also issued EITF No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer". This issue outlines required accounting treatment of certain sales incentives, including slotting or placement fees, cooperative advertising arrangements, buy-downs and other allowances. The Company currently records such costs as marketing expenses. EITF 00-25 will require the Company to report the paid consideration expense as a reduction of sales, rather than marketing expense. The Company is required to implement EITF 00-25 for the quarter beginning January 1, 2002. The Company estimates this reclassification to reduce sales by approximately 3% to 4%, but in any case, implementation will not have an effect on net income.

   At its inception, the Company adopted Statement of Financial Accounting Standards ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." Under this statement, all derivatives, whether designated as hedging instruments or not, are required to be recorded on the balance sheet at fair value. Furthermore, changes in fair value of derivative instruments not designated as hedging instruments are recognized in earnings in the current period.

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations" which establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The Company adopted this statement at its inception.

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". Under its changes, SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company, at its inception, adopted certain provisions of this statement. The Company has separately allocated goodwill to its domestic and international reporting units.

   In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently assessing but has not yet determined the impact of SFAS No. 143 on its financial position and results of operations. The effective date for the Company is January 1, 2003.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as previously defined in that Opinion). This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company is in the process of evaluating the impact of the SFAS No. 144. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial statements. The effective date for the Company is January 1, 2002.

  Competitive Environment

   The Company operates in competitive consumer product markets in which performance, quality and innovation are critical to success. It holds leading market positions and possesses well recognized and respected brand names. The Company competes on the basis of name recognition, advertising, quality of products, product differentiation, promotion and price. It is either the number one or two provider of condoms, depilatories and waxes, and home pregnancy and ovulation test kits in the United States. Internationally, the Company markets a diverse portfolio of consumer products in a broad range of markets, several of which are similar to its domestic business, such as condoms, depilatories and waxes, home pregnancy and ovulation test kits and oral care products. In addition, the Company competes in a variety of other international categories including antiperspirants, skin care products and other consumer products, as well as OTC pharmaceuticals and professional diagnostic kits.

   The markets for the Company's products are extremely competitive and are characterized by the frequent introduction of new products, often accompanied by advertising and promotional programs. The Company believes that the market for these consumer products will continue to be highly competitive and the level of competition may intensify in the future. The Company's competitors consist of a large number of domestic and foreign companies, a number of which have significantly greater financial resources than it does.

   The domestic condom market is highly concentrated with a limited number of competitors. The market is divided between premium brands and price brands, with companies competing on the basis of quality, innovation and price. The major domestic producers are the Company, with its Trojan, Naturalamb and Class Act brands, SSL International with its Durex and Avanti brands, and Ansell with its Lifestyles brand. The Company is the market leader with an approximate 68% share. The Company is currently the leading advertiser in the U.S. condom category based on dollars spent. The Company also increased its promotional programs and has regularly developed new and innovative product line extensions.

   The domestic market for home pregnancy test kits is divided between premium and value brands. The home pregnancy test kit industry is highly competitive and unit sales have been shifting toward value brands. The major domestic producers are the Company, Pfizer, Unipath and Abbott Labs. Unilever sold its Unipath business to Inverness Medical Innovations' in December 2001 for $149 million. Inverness currently markets pregnancy kits under the Early brand and will now be marketing the acquired Clearblue brand as well.

   The domestic depilatories and waxes market is highly concentrated with a limited number of competitors. Products compete based on their functionality, innovation and price. The major domestic manufacturers are the Company with its Nair brand, Del Labs with its Sally Hansen brand and Aussie Nads with its Nads wax product. In March 2002 Reckitt Benckiser will be introducing Veet into the domestic depilatory market. Veet is currently successful in the international marketplace with a predominant emphasis on wax products. The Company believes that, as a result of its dedicated advertising and promotional programs, distinct packaging and several successful line extensions, Nair is positioned to continue to be a leader in lotion and cream depilatories.

   Internationally, the Company's products compete in similar, competitive categories. Some of the Company's U.S. branded products are also marketed in other countries, holding leading or number two market share positions. Examples include: Trojan in Canada and Mexico, and Nair, in Canada, Mexico, France, Australia, the U.K., and Spain, where the Company's depilatory products are marketed under the Taky brand name. The Company also has a position in the cosmetic whitening dentifrice segment with its Pearl Drops brand in the U.K., Australia, Italy, and Germany, (under the Perl Weiss brand), as well as in France, (where the Company's products are marketed as Email Diamant).

   The Company markets home pregnancy test kits in many markets, under such brand names as First Response, Discover, Confidelle, and Answer. This category has been negatively effected in international markets by the introduction of many lower-priced and private label products, as it has in the U.S., but the Company has seen some growth for its business recently as it has rolled out the "use 3 days before a missed period" claim first used domestically.

   In the skin care category the Company markets such brands as Lineance and Barbara Gould in France, the former for anti-cellulite and general body care and the latter for facial care. In Spain, the Company markets Eurdermin hand care cream, in the mass market class of trade, where it has a number two position. Recently this line has been expanded to include body and foot care products.

   In various countries the Company also markets OTC pharmaceutical products. These include Gravol and Ovol, the leading anti-nauseant and anti-gas brands in Canada, the Pangavit range of vitamin supplements in Mexico, Sterimar, a sea-water nasal hygiene product sold primarily in France, but also in about fifty other countries, and a range of smaller brands in Italy.

  Cautionary Note on Forward-Looking Statements

   This report contains forward-looking statements relating, among others, to financial objectives, sales growth and cost improvement programs. These statements, including the statements above represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company's control. These factors include the ability of the Company to successfully integrate the operations of the consumer products business of Carter-Wallace into the Company's joint venture in conjunction with service arrangements with Church & Dwight, and assumptions as to market growth and consumer demand (including the effect of recent political and economic events on consumer purchases), and the outcome of contingencies, including litigation, environmental remediation and the divestiture of assets, could cause actual results to differ materially from such forward-looking statements. With regard to new product introductions, there is particular uncertainty related to trade, competitive and consumer reactions. For a description of additional cautionary statements see Carter-Wallace's historical SEC reports.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   The Company is exposed to market risks, which include changes in interest rates as well as changes in foreign currency exchange rates as measured against the U.S. dollar. It does not currently have an established foreign exchange risk management policy, although it may implement such a policy in the future. The Company may, in the normal course of business, use derivative financial instruments, including foreign currency forward contracts, to manage its foreign exchange risk. If the Company uses these instruments, they would only be used for risk management purposes and would not be used for speculation or for trading.

  Interest Rate Risk

   The Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. At December 31, 2001, the Company entered into agreements for a notional amount of $50 million swapping debt with a one month LIBOR rate for a fixed interest rate that averages 6.7%.

   The Company measures its interest rate risk, as outlined below, utilizing a sensitivity analysis. The analysis measures the potential loss in fair values, cash flows, and earnings based on a hypothetical 10% change in interest rates and currency exchange rates. The Company uses year-end market rates on its financial instruments to perform the sensitivity analysis.

   The Company's interest rate risk related to the predecessor financial statements was not material. However, the potential loss in cash flows and earnings based on a hypothetical 10% change in interest rates over a one-year period due to an immediate change in rates at December 31, 2001, would have affected earnings by approximately $.9 million.

  Foreign Currency Risk

   A portion of the Company's revenues and earnings are exposed to changes in foreign exchange rates. Where practical, it seeks to relate expected local currency revenues with local currency costs and local currency assets with local currency liabilities. In connection with the Acquisition, the Company entered into intercompany loans with certain of its subsidiaries. The Company is exposed to accounting remeasurement gains and losses on these loans.

   The Company's foreign exchange rate risk related to the predecessor financial statements was not material. However, in connection with intercompany loans the potential loss in cash flows and earnings based upon a hypothetical 10% change in foreign currency rates over a one-year period due to immediate change in rates at December 31, 2001, would have affected earnings by approximately $0.4 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)  1. Financial Statements

                                  ARMKEL, LLC

Audited Financial Statements
Independent Auditors' Report........................................................................... 23
Consolidated Statements of Income and Changes in Members' Equity for the period from August 28, 2001
  (inception) to December 31, 2001..................................................................... 24
Consolidated Balance Sheet as of December 31, 2001..................................................... 25
Consolidated Statement of Cash Flow for the period from August 28, 2001 (inception) to
  December 31, 2001.................................................................................... 26
Notes to Consolidated Financial Statements............................................................. 27

CARTER-WALLACE, INC.--CONSUMER BUSINESS EXCLUDING ANTIPERSPIRANT/
DEODORANT PRODUCTS IN THE UNITED STATES AND CANADA AND PET PRODUCTS

Audited Combined Financial Statements
Independent Auditors' Report........................................................................... 50
Combined Statements of Net Assets to be Sold as of March 31, 2001...................................... 51
Combined Statements of Revenues and Expenses for the Period from April 1, 2001 to September 28, 2001 and for Years Ended March 31, 2001 and 2000.......................................................... 53
Combined Statements of Changes in Net Assets and Comprehensive Earnings for the period from April 1,
  2001 to September 28, 2001 and for Years Ended March 31, 2001 and 2000............................... 54
Combined Statements of Cash Flows for the Period from April 1, 2001 to September 28, 2001 and for Years
  Ended March 31, 2001 and 2000........................................................................ 55
Notes to Combined Statements........................................................................... 56

(a)  2. Financial Statements Schedule

   Included in Part IV of this report:

                Schedule II--Valuation and Qualifying Accounts..... S-1

                         INDEPENDENT AUDITORS' REPORT

To the Members of Armkel, LLC
Princeton, New Jersey

   We have audited the accompanying consolidated balance sheet of Armkel, LLC (the "Company") and subsidiaries as of December 31, 2001, and the related consolidated statement of income and changes in members' equity, and cash flow for the period from August 28, 2001 (inception) to December 31, 2001. Our audit also included the financial statement schedule listed in the Index at Item 14 as of December 31, 2001 and for the period from August 28, 2001 (inception) to December 31, 2001. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Armkel, LLC and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the period from August 28, 2001 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as of December 31, 2001 and for the period from August 28, 2001 (inception) to December 31, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 11, 2002

                         ARMKEL, LLC AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                        AND CHANGES IN MEMBERS' EQUITY

                                                           Period from
                                                         August 28, 2001
                                                          (Inception) to
                                                           December 31,
                                                               2001
                                                      ----------------------
   Statement of Income:                               (Dollars in thousands)
   Net Sales.........................................        $ 95,417
   Cost of goods sold................................          56,792
                                                             --------
   Gross Profit......................................          38,625
   Advertising, consumer and trade promotion expenses          19,352
   Selling, general and administrative expenses......          24,056
                                                             --------
   Loss from Operations..............................          (4,783)
   Interest expense..................................         (11,716)
   Interest income...................................             816
   Other expense.....................................            (637)
                                                             --------
   Loss before taxes.................................         (16,320)
   Income tax benefit................................             672
                                                             --------
   Net Loss..........................................        $(15,648)
                                                             ========

   Statement of Changes in Members' Equity:
   Initial Members' Contribution.....................        $228,500
   Distributions to Members..........................          (8,000)
   Net Loss..........................................         (15,648)
   Other Comprehensive Loss
      Foreign translation loss.......................          (1,246)
      Fair market value of interest rate swaps.......            (202)
                                                             --------
   Total Comprehensive Loss..........................         (17,096)
                                                             --------
   Balance, End of Year..............................        $203,404
                                                             ========





                See Notes to Consolidated Financial Statements.

                         ARMKEL, LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                                                           December 31,
                                                               2001
                                                           ------------
                                                      (Dollars in thousands)
                         Assets
    Current Assets
    Cash and cash equivalents........................        $ 55,837
    Accounts receivable, less allowances of $5,317...          95,472
    Inventories......................................          69,876
    Prepaid expenses.................................           3,919
                                                             --------
    Total Current Assets.............................         225,104
    Property, Plant and Equipment (Net)..............         119,880
    Tradenames and Patents...........................         265,411
    Goodwill.........................................         176,698
    Deferred Financing Costs.........................          20,892
    Other Assets.....................................           4,608
                                                             --------
    Total Assets.....................................        $812,593
                                                             ========

             Liabilities and Members' Equity
    Current Liabilities
    Short-term borrowings............................        $  2,425
    Accounts payable and accrued expenses............         132,053
    Current portion of long-term debt................           3,246
    Taxes payable....................................           3,004
                                                             --------
    Total Current Liabilities........................         140,728
    Long-term Debt...................................         439,750
    Deferred Income Taxes............................          11,391
    Deferred and Other Long-term Liabilities.........          17,320
    Commitments and Contingencies
    Members' Equity
    Net contributed capital..........................         220,500
    Retained deficit.................................         (15,648)
    Accumulated other comprehensive loss.............          (1,448)
                                                             --------
    Total Members' Equity............................         203,404
                                                             --------
    Total Liabilities and Members' Equity............        $812,593
                                                             ========

                See Notes to Consolidated Financial Statements.

                         ARMKEL, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOW

                                                                                     Period from
                                                                                   August 28, 2001
                                                                                    (Inception) to
                                                                                  December 31, 2001
                                                                                ----------------------
                                                                                (Dollars in thousands)
Cash Flow From Operating Activities
Net Loss.......................................................................       $ (15,648)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization...............................................           4,179
   Unrealized loss on foreign exchange transactions............................             539
Change in assets and liabilities:
   Decrease in accounts receivable.............................................           7,420
   Decrease in inventories.....................................................          12,308
   Decrease in prepaid expenses................................................           1,276
   Increase in accounts payable................................................           7,772
   Increase in other liabilities...............................................           3,017
                                                                                      ---------
Net Cash Provided by Operating Activities......................................          20,863

Cash Flow From Investing Activities
Additions to property, plant and equipment.....................................          (1,954)
Acquisition of Carter-Wallace Consumer Business, including anti-perspirant
 and pet care products business, net of cash acquired..........................        (713,293)
Proceeds from sale of anti-perspirant and pet care products business...........         128,500
                                                                                      ---------
Net Cash Used in Investing Activities..........................................        (586,747)

Cash Flow From Financing Activities
Proceeds from issuance of senior subordinated notes............................         223,477
Proceeds from syndicated bank credit facility..................................         220,000
Repayment of syndicated bank credit facility...................................            (375)
Repayment of acquired long-term debt...........................................         (19,971)
Payment of deferred financing costs............................................         (21,754)
Proceeds from Members..........................................................         228,500
Distributions to Members.......................................................          (8,000)
                                                                                      ---------
Net Cash Provided by Financing Activities......................................         621,877

Effect of exchange rate changes on cash and cash equivalents...................            (156)
Net Change in Cash and Cash Equivalents........................................          55,837
Cash and Cash Equivalents at Beginning of Period...............................              --
                                                                                      ---------
Cash and Cash Equivalents at End of Period.....................................       $  55,837
                                                                                      =========

Cash paid during the period for:
   Interest....................................................................       $   2,395
   Income taxes................................................................       $   3,986

Acquisition in which liabilities were assumed are as follows:
   Fair value of assets acquired...............................................         771,899
   Cash paid for acquisition...................................................        (586,920)
                                                                                      ---------
      Liabilities assumed......................................................       $ 184,979
                                                                                      =========

                See Notes to Consolidated Financial Statements.

                         ARMKEL, LLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the Period from August 28, 2001, to December 31, 2001

1.  description of business

   Armkel, LLC (the "Company"), a Delaware limited liability company, was formed as an equally owned joint venture between Church and Dwight Co., Inc. ("C&D") and affiliates and Kelso and Company, L.P ("Kelso"). The Company's joint venture agreement governs its operations. The Company was formed to acquire (the "Acquisition") certain operations of the consumer products business of Carter-Wallace, Inc. ("CWCPD"). The remainder of Carter-Wallace, which was primarily comprised of Carter-Wallace's healthcare and pharmaceuticals business, was merged with an unrelated third party, which became the successor company to Carter-Wallace (the "Successor"). On August 28, 2001, the Company was capitalized when Armkel Finance Company (a wholly owned subsidiary of the Company) issued $225 million of 9.5% senior subordinated notes, for net proceeds of $223.5 million. The Company is a leading marketer and manufacturer of well-recognized branded personal care consumer products, including condoms, depilatories and waxes and home pregnancy and ovulation test kits.

2.  basis of presentation

  Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and profits have been eliminated in consolidation. Accounts of operating units outside of North America are included for periods one month prior to the period presented.

  Revenue Recognition Policy

   Revenues from product sales are recognized upon shipment to customers as title has passed and are shown net of sales adjustments for discounts, rebates to customers, returns and other adjustments, which are provided in the same period that the related sales are recorded.

   In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 is applicable to public companies and provides guidance on applying accounting principles generally accepted in the United States to revenue recognition issues in financial statements. Management believes the Company's revenue recognition criteria are consistent with the guidance provided by SAB No. 101 as their revenues meet all the revenue recognition criteria in SAB No. 101.

  Use of Estimates

   The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

  Promotional and Sales Returns Reserves

   The reserves for consumer and trade promotion liabilities, and sales returns are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The Company uses historical trend experience and coupon redemption provider input in arriving at coupon reserve requirements, and the Company uses forecasted appropriations, customer and sales organization inputs, and historical trend analysis in arriving at the reserves required for other promotional reserves and sales returns. While the Company believes that its promotional and sales returns reserves are adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

                         ARMKEL, LLC AND SUBSIDIARIES

           For the Period from August 28, 2001, to December 31, 2001


  Impairment of Long-lived Assets

   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In such situations, long-lived assets are considered impaired when estimated future cash flows (undiscounted and without interest charges) resulting from the use of the asset and its eventual disposition are less than the asset's carrying amount. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations.

  Foreign Currency Translation

   Financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52. Translation gains and losses are recorded in Other Comprehensive Income. Gains and losses on foreign currency transactions are recorded in the Consolidated Statement of Income and were not material.

  Derivatives

   Derivatives designated as hedges are either (1) a hedge of the fair value of a recognized asset or liability ("fair value" hedge), or (2) a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge).

   Changes in the fair value of derivatives that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings.

   Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in Other comprehensive loss until earnings are affected by the variability of cash flows of the hedged asset or liability.

  Other Comprehensive Income

   Other comprehensive income consists of gains and losses from interest rate swaps and foreign currency translation.

  Cash Equivalents

   Cash equivalents consist of highly liquid short-term investments, which mature within three months of purchase.

  Inventories

   Inventories are valued at the lower of cost or market on the first-in, first-out ("FIFO") method.

  Property, Plant and Equipment

   Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided by the straight-line method over the estimated useful lives of the respective assets which ranges from 3-20 years.

                         ARMKEL, LLC AND SUBSIDIARIES

           For the Period from August 28, 2001, to December 31, 2001


  Goodwill, Tradenames and Patents

   The Company adopted certain provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" upon the consummation of the acquisition of Carter-Wallace Consumer Products Division. Accordingly, goodwill is not being amortized. Tradenames are not being amortized as they have an indefinite useful life. Patents are being amortized between 5-8 years.

   Effective January 1, 2002, the Company will evaluate goodwill and intangible assets with indefinite useful lives annually or more frequently if certain indicators arise. For intangible assets other than goodwill the Company will compare the carrying value of the asset to the undiscounted future cash flows. Where the undiscounted future cash flows are not sufficient to recover the carrying value of the intangible assets, the assets will be adjusted to fair values. The Company has allocated goodwill to the domestic and international segments. The Company will perform a valuation of these reporting units at least annually. If the residual goodwill is less than the carrying value of the goodwill the Company will adjust goodwill accordingly. The Company will evaluate the useful lives of intangible assets with both finite and indefinite lives. If it is determined that an indefinite intangible asset's useful life is no longer indefinite, the intangible asset will be amortized over its estimated remaining useful life. If an intangible asset with a finite life is determined to have an indefinite life, the Company will cease amortizing that intangible asset. For 2001 policy see impairment of long-lived assets policy.

  Shipping and Handling Costs

   The Company does not bill shipping and handling costs to its customers. Shipping and handling costs are included within operating expenses.

  Selected Operating Expenses

   Research & development costs in the amount of $1.9 million for the period ended December 31, 2001 were charged to operations as incurred.

  Income Taxes

   As the Company is treated as a partnership for U.S. tax purposes, it is generally not subject to U.S. taxes on income. Accordingly, no provision has been made for income taxes on Domestic income. The foreign subsidiaries of the Company recognize deferred income taxes under the asset and liability method; accordingly, deferred income taxes are provided to reflect the future consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Also, distributions may be made to the members in order to fund their tax liability.

  Recent Accounting Pronouncements

   The EITF issued EITF 00-14, "Accounting for Certain Sales Incentives". This issue addresses the income statement classification for offers by a vendor directly to end consumers that are exercisable after a single exchange transaction in the form of coupons, rebate offers, or free products or services disbursed on the same date as the underlying exchange transaction. The issue requires the cost of these items to be accounted for as a reduction of revenues, rather than as a marketing expense. This reclassification is expected to reduce sales by 1% annually. The EITF was effective January 1, 2002 and there is no net income impact.

                         ARMKEL, LLC AND SUBSIDIARIES

           For the Period from August 28, 2001, to December 31, 2001


   The EITF also issued EITF No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer". This issue outlines required accounting treatment of certain sales incentives, including slotting or placement fees, cooperative advertising arrangements, buy-downs and other allowances. The Company currently records such costs as marketing expenses. EITF 00-25 will require the Company to report the paid consideration expense as a reduction of sales, rather than marketing expense. The Company is required to implement EITF 00-25 for the quarter beginning January 1, 2002. The Company estimates this reclassification to reduce sales by approximately 3% to 4%, but in any case, implementation will not have an effect on net income.

   At its inception, The Company adopted Statement of Financial Accounting Standards ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." Under this statement, all derivatives, whether designated as hedging instruments or not, are required to be recorded on the balance sheet at fair value. Furthermore, changes in fair value of derivative instruments not designated as hedging instruments are recognized in earnings in the current period.

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations" which establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The Company adopted this statement at its inception.

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". Under its changes, SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company, at its inception, adopted certain provisions of this statement. The Company has separately allocated goodwill to its domestic and international reporting units.

   In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently assessing but has not yet determined the impact of SFAS No. 143 on its financial position and results of operations. The effective date for the Company is January 1, 2003.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as previously defined in that Opinion). This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company is in the process of evaluating the impact of the SFAS No. 144. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial statements. The effective date for the Company is January 1, 2002.

                         ARMKEL, LLC AND SUBSIDIARIES

           For the Period from August 28, 2001, to December 31, 2001


3.   fair value of financial instruments and risk management

   The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2001. SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                     2001
                                               -----------------
                                               Carrying  Fair
                                                Amount   Value
                                               -------- --------
                                                (In thousands)
               Short-term borrowings.......... $  2,425 $  2,425
               Syndicated bank credit facility  219,474  219,474
               Senior subordinated notes......  223,522  236,250
               Interest rate swaps............      202      202

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments reflected in the Consolidated Balance
Sheets:

  Short-term Borrowings

   The amounts of unsecured lines of credit equal fair value because of their short maturities and variable interest rates.

  Syndicated Bank Credit Facility

   The fair value of these securities approximates their carrying values based upon the variable interest rates that they carry.

  Senior Subordinated Notes

   The fair value is determined based on quoted market prices at or near December 31, 2001.

  Interest Rate Swaps

   The fair values are the estimated amounts that the Company would receive or pay to terminate the agreements at the balance sheet date, taking into account current interest rates.

  Foreign Currency

   The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso and U.S. Dollar/Euro. The Company did not have any forward exchange contracts outstanding at December 31, 2001.

   In connection with the Acquisition, the Company entered into intercompany loans with certain of its subsidiaries. The Company is exposed to accounting remeasurement gains and losses.

  Interest Rate Risk

   The Company entered into a syndicated bank credit facility and also issued senior subordinated notes to finance the Acquisition. The syndicated bank credit facility consists of variable rate $220 million 6 and 71/2-year term loans, all of which were drawn at closing and an $85 million variable rate revolving credit facility, which

                         ARMKEL, LLC AND SUBSIDIARIES

           For the Period from August 28, 2001, to December 31, 2001

remained fully undrawn at December 31, 2001. The Company issued $225 million of 9.5% senior debt notes due in 8 years with the interest paid semi-annually. The weighted average interest rate on the credit facility borrowings at December 31, 2001 was approximately 5.6%. The Company entered into interest rate swap agreements to reduce the impact of the credit facility's variable interest rate. The swap agreements are contracts to exchange floating rate for fixed interest rate payments periodically over the life of the agreements without the exchange of the underlying notional amounts. During the period ended December 31, 2001, the Company entered into agreements for a notional amount of $50 million, swapping debt with a one-month LIBOR rate for a fixed rate that averages 6.7%.

4.  inventories

   Inventories are summarized as follows at December 31:

                                                               2001
                                                          --------------
                                                          (in thousands)
        Raw materials and supplies.......................    $20,772
        Work in process..................................     13,772
        Finished goods...................................     35,332
                                                             -------
                                                             $69,876
                                                             =======

5.  property, plant and equipment

   Property, plant and equipment consist of the following at December 31:

                                                               2001
                                                          --------------
                                                          (in thousands)
        Land.............................................    $ 23,922
        Buildings and improvements.......................      43,508
        Machinery and equipment..........................      39,917
        Office equipment and other assets................       8,567
        Construction in progress.........................       6,156
                                                             --------
                                                              122,070
        Less accumulated depreciation....................       2,190
                                                             --------
        Net property, plant and equipment................    $119,880
                                                             ========

   Depreciation of property, plant and equipment amounted to $2,190,000 for the period ended December 31, 2001.

6.  acquisitions

   On May 7, 2001 the Company and Carter-Wallace entered into a definitive Asset Purchase Agreement which was consummated on September 28, 2001. The Company acquired the assets and liabilities that related primarily to the consumer products business of Carter-Wallace, as well as 100% of the capital stock of certain foreign subsidiaries of Carter-Wallace. The purchase price for the acquired business was approximately $739 million, which consisted of cash consideration of approximately $715.4 million, the repayment of approximately $19.9 million of indebtedness and the assumption of approximately $3.7 million of indebtedness, plus transaction fees and expenses of approximately $10.4 million.

                         ARMKEL, LLC AND SUBSIDIARIES

           For the Period from August 28, 2001, to December 31, 2001


   Under a separate agreement dated May 7, 2001, C&D agreed to simultaneously purchase from the Company, for $128.5 million, the assets relating to the antiperspirant/deodorant product lines in the United States and Canada and the assets relating to the Lambert-Kay line of pet products, and assumed the liabilities of these businesses.

   The Acquisition is accounted for as a purchase under the provisions of SFAS No. 141, "Business Combinations" and has been included in the Company's financial statements from the date of the acquisition.

   The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (excluding the assets relating to the anti-perspirant and pet care products businesses):

                                                (in thousands)
                  Current assets...............   $ 205,505
                  Property, plant and equipment     120,397
                  Tradenames and patents.......     266,900
                  Goodwill.....................     176,698
                  Other long-term assets.......       2,399
                                                  ---------
                  Total assets acquired........     771,899
                  Total liabilities............    (184,979)
                                                  ---------
                     Net assets acquired.......   $ 586,920
                                                  =========

   $239.4 million was assigned to tradenames and $27.5 million was assigned to patents. Tradenames are not being amortized as it has been determined that they have an indefinite life. Patents are being amortized between 5-8 years. An appraisal is currently in process and the purchase price allocation will be modified based on its results.

   $145.2 million and $31.5 million of goodwill were assigned to the domestic segment and international segment, respectively. Domestic goodwill will be deductible for tax purposes by the members. International goodwill is not deductible for tax purposes.

  Pro forma results--unaudited

   The following reflects pro forma results for the nine months ended December 31, 2001 and the twelve months ended March 31, 2001.

                                      For the nine
                                      months ended For the twelve
                                      December 31,  months ended
                                          2001     March 31, 2001
                                      ------------ --------------
                                       Pro forma     Pro forma
               Net Sales.............    $341.0        $435.5
               Income from operations      51.7          88.2
               Net Income............      20.9          39.5

The pro forma results adjusts for additional interest expense related principally to the debt incurred to finance the Acquisition and for income taxes under the Company's LLC status. Adjustments were also made to depreciation and amortization expense related to the fair value of the assets acquired and the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets."

                         ARMKEL, LLC AND SUBSIDIARIES

           For the Period from August 28, 2001, to December 31, 2001


7.  joint venture agreement

   The Company is a Delaware limited liability company. The Company was formed as a joint venture among C&D, which owns 50%, and an entity wholly owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC, which are referred to as the Kelso funds, which owns 50%, for the purpose of acquiring the consumer products business of Carter-Wallace. The Company's joint venture agreement governs the Company's operations. The material provisions of this agreement are described below.

   Governance. The joint venture agreement contains provisions regarding the Company's governance, including the following:

  . Board of Directors. The Company's board of directors consists of three directors appointed by C&D and three directors appointed by the Kelso funds. Any committee established by the Company's board of directors must have an equal number of directors appointed by the Kelso funds and by C&D. Any action by the Company's board of directors requires the affirmative vote of members holding a majority of membership interests present at a meeting at which such matter is voted upon, except that in certain matters, approval of at least one C&D director and at least one Kelso director is also required. The presence of an equal number of Kelso directors and C&D directors constitutes a quorum.

  . Officers and Management. The Company's officers may be removed by its board of directors (requiring, in the case of its chief executive officer, the approval of at least one Kelso director and one C&D director) or the Company's chief executive officer (in the case of its other officers). In addition, if certain financial targets are not satisfied, Kelso has the right to remove the Company's chief executive officer. Vacancies in the Company's officer positions will be filled by its board of directors (which, in the case of the Company's chief executive officer and chief financial officer positions, require the approval of a Kelso director and a C&D director) or the Company's chief executive officer.

   A number of significant managerial functions are performed for the Company by C&D. For additional information see Note 12.

   Transfers of Interests; Preferential Purchase or Sale Rights. Except as described below, the Company's members may not transfer their interests in the Company or admit additional members (other than in transactions with certain of their respective affiliates), without the prior written consent of all of the other members.

  . Call Option. The Kelso funds have granted C&D an option to purchase the Kelso funds' membership interests in the Company. The option is exercisable at any time after the third anniversary and before the fifth anniversary of the closing of the Acquisition. The purchase price for the Kelso funds' interests in the Company is equal to 50% of the Company's fair market value at the time the option exercise notice is given, as determined pursuant to a valuation method set forth in the joint venture agreement. The purchase price is subject to certain floors and caps which are indexed to the Kelso funds' rate of return on their investment in the Company.

  . Right of First Offer and Drag Along Rights. The joint venture agreement provides for a mechanism whereby the Company's members may dispose of their interests and, in certain circumstances, force a sale of the entire entity. At any time after the fifth anniversary of the closing of the Acquisition, in the case of a request by the Kelso funds, and after the seventh anniversary of the closing of the Acquisition, in the case of a request by C&D, the Kelso funds or C&D may request that the other party purchase all (but not less than all) of the requesting party's ownership interests in the Company at a price specified in the request. If the other party declines the request, the requesting party may sell all of its interests and all

                         ARMKEL, LLC AND SUBSIDIARIES

           For the Period from August 28, 2001, to December 31, 2001

      of the other member's interest in the Company to a third party, with the proceeds of such sale to be distributed to the members in accordance with the terms of the joint venture agreement. Under certain circumstances, if the proceeds of a proposed third party sale are insufficient to provide the Kelso funds with a return of their initial investment (less $5.0 million), C&D may elect to purchase the Kelso funds' interests at a price equal to the amount of the Kelso funds' initial investment (less $5.0 million), or pay the Kelso funds the amount of such shortfall, as described below. Under certain circumstances in which Kelso requests that C&D purchase its ownership interests, and C&D declines, then following a bona fide sales process, Kelso may require C&D to purchase the Kelso funds' ownership interests for a price equal to Kelso's Adjusted Capital Contribution Balance, less the Excess Contribution Balance (as such terms are defined in the joint venture agreement). This amount would not be payable until after the seventh anniversary of the Acquisition.

  . Change of Control Put Option. The joint venture agreement also provides that, upon the occurrence of a change of control of C&D (as defined in the joint venture agreement), the Kelso funds may require C&D to purchase all of the Kelso funds' ownership interests in the Company at a price equal to (i) the fair market value of the Company at the time the option exercise notice is given, minus $5.0 million, multiplied by 50%, plus
      (ii) $5.0 million.

   The foregoing purchase and sale rights will be subject to various adjustments and limitations not described above, including the agreement by C&D that, in the case of a forced sale to a third party, after the seventh anniversary of the Acquisition it will make up any shortfall to the Kelso funds relative to the Kelso funds' aggregate initial capital contribution, less $5.0 million.

   Covenants of C&D.  Under the joint venture agreement, C&D have agreed that:

  . without the prior consent of the Kelso funds, C&D will not incur any indebtedness unless C&D's ratio of consolidated debt to adjusted EBITDA (as defined in C&D's senior credit facility) for the prior four fiscal quarters is less than 4.5:1.0, or unless C&D has provided the Kelso funds with a letter of credit or other reasonably satisfactory credit support in an amount equal to the Kelso funds' initial capital contributions, less $5.0 million;

  . it will not create or cause or permit to exist any restriction on its ability to operate the Company or on the Company's ability to engage in any line of business; and

  . if presented with an opportunity to operate or invest in any entity engaged in the business of manufacturing, marketing or selling of condoms, depilatory products or diagnostic tests, or, with respect to non-U.S. operations, cosmetics, over-the-counter drugs or toning and exfoliating products, it will first offer such opportunity to the Company.

   Covenant of Kelso. Under the joint venture agreement, the Kelso funds have agreed that, if presented with an opportunity to operate or invest in any entity engaged in the business of manufacturing, marketing or selling condoms, depilatory products or diagnostic tests, it will first offer such opportunity to the Company.

   Termination of the Joint Venture Agreement. The joint venture agreement will terminate upon the occurrence of any of the following:

  .   the vote of all members in favor of termination;

  .   an initial public offering of the Company's equity interests;

  . the payment of the proceeds of any sale of the Company to a third party, or upon the final liquidating distribution made in connection with a dissolution of the Company; or

  . the payment in full by either member of the purchase price for all the membership interests of the other member.

                         ARMKEL, LLC AND SUBSIDIARIES

           For the Period from August 28, 2001, to December 31, 2001


   Dissolution of the Company. The Company will be dissolved and its assets liquidated upon the occurrence of any of the following:

  .   the vote of all members in favor of dissolution;

  . the sale, exchange or disposition of substantially all of the Company's assets;

  . an insolvency event with respect to any member, if other members holding at least 50.0% of the interests vote in favor of dissolution;

  . it becoming unlawful for a member to conduct its business substantially in the manner contemplated by the joint venture agreement; or

  .   a judicially ordered dissolution.

8.  accounts payable and accrued expenses

   Accounts payable and accrued expenses consist of the following at December
31:

                                                                    2001
                                                                    ----
      Accounts payable........................................... $ 34,154
      Accrued severance..........................................   40,709
      Accrued advertising, marketing, brokerage & sales promotion   12,638
      Accrued payroll liabilities................................   10,849
      Payable due to Church & Dwight.............................   11,937
      Accrued acquisition costs..................................    4,225
      Accrued interest payable...................................    8,092
      VAT liability..............................................    1,601
      Accrued audit and professional fees........................      951
      Other accrued expenses.....................................    6,897
                                                                  --------
      Total accounts payable and other accrued expenses.......... $132,053
                                                                  ========

9.  short-term borrowings and long-term debt

   The Company entered into a syndicated bank credit facility and also issued senior subordinated notes primarily to finance the Acquisition.

  Syndicated Bank Credit Facility

   The bank credit facility, consisting of several tranches, has a total of $220 million in variable rate six and seven and one half year term loans, all of which were used to finance the Acquisition and a six year $85 million variable rate revolving credit facility, which remained fully undrawn at December 31, 2001. The revolving credit facility is available for working capital, general corporate purposes, severance payments and acquisitions.

   The tranche A-1 facility, a $50 million term loan with a predetermined repayment schedule, matures in September of 2007. The interest rate is variable with the Company having the option to select one of several variable rates including LIBOR plus a percentage to be determined based on the Company's financial performance but no greater than 3%, an alternate base rate plus a percentage to be determined based on the Company's financial performance but no greater than 2% or the greater of prime rate, a certificate of deposit rate plus 1% or Federal Funds effective rate plus 1/2 of 1%. For the period ended December 31, 2001 the Company selected a rate based on LIBOR.

   The tranche A-2 facility, a $31.5 million Canadian dollar term loan (US$20 million at acquisition), with a predetermined repayment schedule, matures in September of 2007. The interest rate is variable with the Company having the option to select among two variable rates, Canadian BA rate plus a percentage to be determined based on the

                         ARMKEL, LLC AND SUBSIDIARIES

           For the Period from August 28, 2001, to December 31, 2001

Company's financial performance but no greater than 3% or a rate equal to the greater of the Bank of Canada's prime rate plus a percentage to be determined based on the Company's financial performance but no greater than 2%. During the period ended December 31, 2001 the Company selected varying rates.

   The tranche B facility, a $150 million term loan with a predetermined repayment schedule, matures in March of 2009. The interest rate is variable with the Company having the option to select one of two variable rates, LIBOR plus 3% or an alternate base rate plus 2%. For the period ended December 31, 2001 the Company selected a rate based on LIBOR.

   The $85 million revolving credit facility has a variable interest rate with the Company having the option to select one of several rates including LIBOR plus a percentage to be determined based on the Company's financial performance but no greater than 3%, an alternate base rate plus a percentage to be determined based on the Company's financial performance but no greater than 2% or the greater of prime rate, a certificate of deposit rate plus 1% or Federal Funds effective rate plus 1/2 of 1%. The Company will pay an unused commitment fee of .5% based on the daily average unused portion of the revolving credit facility, subject to certain reductions based on the Company's financial performance.

   The weighted average interest rate on the overall credit facility, during the period of September 28, 2001 to December 31, 2001, excluding the undrawn revolving facility, was 5.9% exclusive of deferred financing costs and commitment fees, including hedges.

   The credit facility contains various non financial and financial covenants including the maintenance of certain ratios of leverage and interest coverage as well as limitations on capital expenditures, liens, sale of assets, acquisitions, voluntary prepayment of debt, transactions with affiliates and loans and investments. Violation of covenants could result in an event of default and trigger early termination of the credit facility, if not remedied within a certain period of time.

   In addition to the predetermined repayment schedule, the term loans will be mandatorily reduced in amounts equal to 50% of excess cash flow, as defined, 100% of net cash proceeds of asset sales and dispositions of property, 100% of net cash proceeds of any issuances of debt obligations and 50% of net cash proceeds of issuances of equity.

   The borrowings under the credit facility are secured by substantially all of the domestic assets of the Company, a pledge of stock of the Company's operating subsidiaries and a pledge of not more than 65% of the voting capital stock of the Company's foreign subsidiaries.

  Senior Subordinated Notes

   The Company issued $225 million of 9.5% senior subordinated notes due in 2009 ("Notes") with interest paid semi-annually. The Notes were issued at a discount and the Company received proceeds of $223.5 million, all of which were used to finance the Acquisition. The Notes are subordinate to all amounts outstanding under the credit facility. The effective yield on the Notes is approximately 9.62%. The terms of the Notes provide for an optional prepayment of principal at a premium. The original issue discount is being amortized using the effective interest method. The Notes are guaranteed by all of the Company's domestic subsidiaries. The Notes contain various financial and non-financial covenants similar to the credit facility.

                         ARMKEL, LLC AND SUBSIDIARIES

           For the Period from August 28, 2001, to December 31, 2001


   Long-term debt and current portion of long-term debt consist of the following:

                                                                              2001
                                                                         --------------
                                                                         (in thousands)
Syndicated Financing Loan Due September 30, 2007........................    $ 50,000
Syndicated Financing Loan Due September 30, 2007........................      19,849
Syndicated Financing Loan Due March 30, 2009............................     149,625
Senior Subordinated Note (91/2%) Due August 28, 2009....................
   Interest Paid semi-annually 2/15 and 8/15............................     225,000
Various short term borrowings at foreign subsidiaries...................       2,425
                                                                            --------
   Total Debt...........................................................     446,899
   Less: discount on Senior Subordinated Note...........................       1,478
   Less: current maturities (including short term borrowings of $2,425).       5,671
                                                                            --------
   Net long-term debt...................................................    $439,750
                                                                            ========

   The principal payments required to be made are as follows:

                                        (in thousands)
                         2002..........    $  5,671
                         2003..........       9,375
                         2004..........      12,875
                         2005..........      15,500
                         2006..........      20,750
                         2007..........      42,228
                         2008..........      78,750
                         2009..........     261,750
                                           --------
                            Total Debt.    $446,899
                                           ========

   The Company entered into interest rate swap agreements, which are considered derivatives, to reduce the impact of changes in interest rates on its floating rate credit facility. The swap agreements are contracts to exchange floating interest payments for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. As of December 31, 2001, the Company had swap agreements in the notional amount of $50 million, swapping debt with a one month LIBOR rate for a fixed interest rate that averages 6.7%. The fair value of these swaps were recorded as a liability in the amount of $.2 million at December 31, 2001. These instruments are designated as cash flow hedges as of December 31, 2001 and the changes in fair value have been recorded in other comprehensive income ("OCI") as there was no ineffectiveness. The amount expected to be classified from OCI to earnings over the next three months is not significant.

10.  income taxes

   Federal income taxes on the income of the Company are payable directly by the members pursuant to the Internal Revenue Code. Accordingly, no provision for federal or state income tax has been included in the Company's financial statements. The difference between the federal tax and book basis of Company's domestic assets and liabilities is a net taxable temporary difference of $4.0 million at December 31, 2001 (consisting of tax-deductible temporary differences of $13.3 million and taxable temporary differences of $17.3 million). Earnings of the foreign operations are taxable under local country statutes.

                         ARMKEL, LLC AND SUBSIDIARIES

           For the Period from August 28, 2001, to December 31, 2001


   The components of loss before taxes are as follows:

                                      Period from
                                      August 28 to
                                      December 31,
                                          2001
                                     --------------
                                     (in thousands)
                            Domestic    $(14,426)
                            Foreign.      (1,894)
                                        --------
                            Total...    $(16,320)
                                        ========

   The following table summarizes the provision for U.S. federal, state and foreign income taxes:

                                               Period from
                                              August 28 to
                                            December 31, 2001
                                            -----------------
                                             (in thousands)
                  Current:
                     U.S. federal..........      $    --
                     State.................           --
                     Foreign...............          912
                                                 -------
                                                 $   912
                                                 -------
                  Deferred:
                     U.S. federal..........      $    --
                     State.................           --
                     Foreign...............       (1,584)
                                                 -------
                                                 $(1,584)
                                                 -------
                  Total provision (benefit)      $  (672)
                                                 =======

   Deferred tax liabilities/(assets) of the foreign subsidiaries consist of the following at December 31:

                                                                       2001
                                                                  --------------
                                                                  (in thousands)
Deferred tax assets:
   Post retirement benefits......................................    $(1,209)
   Other.........................................................        (53)
                                                                     -------
   Total deferred tax assets.....................................     (1,262)
                                                                     -------
Deferred tax liabilities:
   Inventory related.............................................      1,272
   Depreciation and amortization.................................      1,801
   Fair market value adjustment to intangible assets.............      5,294
   Fair market value adjustment to property, plant and equipment.      2,807
   Other.........................................................        217
                                                                     -------
   Total deferred tax liabilities................................     11,391
                                                                     -------
Net deferred tax liability.......................................    $10,129
                                                                     =======

                         ARMKEL, LLC AND SUBSIDIARIES

           For the Period from August 28, 2001, to December 31, 2001


   The difference between tax expense and the "expected" tax which would result from the use of the federal statutory rate is as follows:

                                                                   Period from
                                                                  August 28 to
                                                                December 31, 2001
                                                                -----------------
                                                                 (in thousands)
Income taxes computed at statutory U.S. federal income tax rate      $(5,712)
Partnership status for U.S. Federal income tax purposes........        5,049
Non-deductible amortization....................................          263
Foreign tax adjustments........................................         (503)
Other..........................................................          231
                                                                     -------
Income taxes as recorded (benefits)............................      $  (672)
                                                                     =======

11.  pension and nonpension postretirement benefits

   The Company has defined benefit pension plans covering certain hourly employees. Pension benefits to retired employees are based upon their length of service and a percentage of qualifying compensation during the final years of employment. The Company's funding policy is consistent with federal funding requirements. Retirement plan obligations consist of the Retirement Plan for Bargaining Employees of Carter-Wallace, and certain obligations of foreign subsidiaries.

   Obligations for retirement-related plans exist in each of the Company's foreign subsidiaries. Both Canada and the United Kingdom have defined benefit pension plans. The plans are accounted for in accordance with SFAS No. 87, "Accounting for Pensions." The United Kingdom pension plan has an unfunded pension obligation of $4 million at the end of this reporting period. Pension plans also exist in other foreign subsidiaries which, in totality, are not material to these combined statements.

   Postretirement benefit obligations related to the Company's employees in Canada are included in the accompanying combined statements in accordance with SFAS No. 106, "Employers' Obligations for Postretirement Benefits Other Than Pensions."

                         ARMKEL, LLC AND SUBSIDIARIES

           For the Period from August 28, 2001, to December 31, 2001


   The following table provides information on the status of the plans at December 31:

                                                                          Nonpension
                                                                        Postretirement
                                                          Pension Plans Benefit Plans
                                                          ------------- --------------
                                                              2001           2001
                                                          ------------- --------------
                                                                 (in thousands)
Change in Benefit Obligation:
   Benefit obligation at beginning of period.............   $ 68,029       $ 1,367
   Service cost..........................................        506            10
   Interest cost.........................................      1,113            23
   Other.................................................        156             0
   Actuarial (gain) loss.................................        346            57
   Benefits paid.........................................     (1,007)          (20)
   Effect of exchange rate changes.......................       (497)          (11)
                                                            --------       -------
Benefit obligation at end of period......................   $ 68,646       $ 1,426
                                                            ========       =======
Change in Plan Assets:
   Fair value of plan assets at beginning of period......   $ 58,706       $    --
   Actual return on plan assets (net of expenses)........      1,711            --
   Employer contributions................................        291            20
   Participants' contributions...........................        156            --
   Benefits paid.........................................     (1,007)          (20)
   Effect of exchange rate changes.......................       (430)           --
                                                            --------       -------
Fair value of plan assets at end of period...............   $ 59,427       $    --
                                                            ========       =======
Reconciliation of the Funded Status:
   Funded status.........................................   $ (9,219)      $(1,426)
                                                            --------       -------
   Net amount recognized at end of period................   $ (9,219)      $(1,426)
                                                            ========       =======
Amounts recognized in the statement of financial position
  consist of:
   Prepaid benefit cost..................................   $  3,199       $    --
   Accrued benefit liability.............................    (12,418)       (1,426)
                                                            --------       -------
Net amount recognized at end of period...................   $ (9,219)      $(1,426)
                                                            ========       =======
Weighted-average assumptions as of December 31:
Discount rate............................................       6.66%         6.50%
Rate of compensation increase............................       4.25%           --
Expected return on plan assets...........................       7.92%           --

                         ARMKEL, LLC AND SUBSIDIARIES

           For the Period from August 28, 2001, to December 31, 2001


   Net Pension and Net Postretirement Benefit Costs consisted of the following components:

                                                            Postretirement
                                              Pension Costs     Costs
                                              ------------- --------------
                                                  2001           2001
                                              ------------- --------------
                                                     (in thousands)
     Components of Net Periodic Benefit Cost:
     Service cost............................    $  506          $ 10
     Interest cost...........................     1,113            23
     Expected return on plan assets..........      (443)           --
     Other...................................       (30)          (37)
     Net deferrals...........................      (688)           --
     Recognized actuarial loss...............        53            --
                                                 ------          ----
     Net periodic benefit cost (income)......    $  511          $ (4)
                                                 ======          ====

   The pension plan assets primarily consist of equity mutual funds, fixed income funds and a guaranteed investment contract fund.

                                                                   2001
                                                              --------------
                                                              (in thousands)
    Effect of 1% increase in health-care cost trend rates on:
       Postretirement benefit obligation.....................     $ 127
       Total of service cost and interest cost component.....         4
    Effect of 1% decrease in health-care cost trend rates on:
       Postretirement benefit obligation.....................      (114)
       Total of service cost and interest cost component.....        (3)

   The Company also maintains a defined contribution profit-sharing plan for domestic salaried and certain hourly employees. Contributions to the profit-sharing plan charged to earnings were approximately $598,000 for the period from September 29, 2001 to December 31, 2001.

   The Company also has an employee savings plan. The Company matches 50% of each employee's contribution up to a maximum of 6% of the employee's earnings. The Company's matching contributions to the savings plan were approximately $87,000 for the period from September 29, 2001 to December 31, 2001.

12.  related party transactions

  Arrangements with Church & Dwight

   In connection with the consummation of the Acquisition, the Company entered into a management services agreement ("MSA") with C&D whereby C&D has agreed to provide the Company with corporate management and administrative services primarily for the Company's domestic operations. These services generally include, but are not limited to, sales, marketing, facilities operations, finance, accounting, MIS, legal and regulatory, human resources, R&D, Canadian sales and executive and senior management oversight of each of the above services.

   The services charges under the MSA will commence on an agreeable starting date for each of the services at which time the applicable fee structure set forth in the agreement will commence. The parties agreed to commence the sales and legal and regulatory services on September 28, 2001. As of December 31, 2001, the

                         ARMKEL, LLC AND SUBSIDIARIES

           For the Period from August 28, 2001, to December 31, 2001

parties had not yet agreed to commence the other services but have agreed to an alternative method to compensate C&D for services provided to the Company. The Company was charged $2.1 million for such services for the period from September 29, 2001 to December 31, 2001. Beginning in 2002 the Company will compensate C&D for services provided under the management services agreement based upon a schedule of costs. Under the MSA, the Company will initially pay annual fees of $1.7 million for domestic sales services; $1.6 million for Canadian sales services; $1.0 million for advertising and creative services; $1.7 million for operations functions; $2.2 million for accounting services; $1.6 million for management information services; $1.0 million for human resources functions; and $3.5 million for legal services, including regulatory affairs services; and the Company reimburses C&D for actual costs incurred for marketing, finance and R&D functions. In addition, the Company pays a quarterly fee equal to five percent of its EBITDA (as EBITDA is calculated pursuant to the management services agreement) for the previous quarter, which fee will be adjusted annually, for executive and senior management oversight services. However, the Company and C&D have agreed to re-evaluate the fee structure under the management services agreement, including the underlying methods used to determine the allocations thereof, from time to time, and in any event at least annually and following any increase in the Company's fiscal year net sales by 10% or more over the prior fiscal year's net sales, to confirm that the fee structure produces a result consistent with the fair allocation of costs and benefits incurred by the parties. If the Company and C&D are unable to agree upon adjustments to the fee structure, the fixed fees paid under the management services agreement will be adjusted based on the increase and/or decrease in the consumer price index for that year. In addition, the Company and C&D may agree to add new services under the agreement that are not presently contemplated. The Company will reimburse C&D for the actual and necessary costs required to commence provision of the services to be provided under the management services agreement, including costs and expenses for transition employees and relocation and recruiting costs and expenses.

   The term of the management services agreement is five years, with automatic one-year renewals unless the Company provides six months' notice that it does not want to renew the agreement.

   Upon consummation of the Acquisition, the Company paid C&D a transaction fee of $3.5 million for services provided in connection with the Acquisition.

   At December 31, 2001 the Company had a net payable of approximately $12.0 million primarily related to accounts receivables collected on behalf of C&D, partially offset by amounts due to the Company from C&D for inventory.

  Arrangements with Kelso

   Kelso has agreed to provide the Company with financial advisory services for which the Company will pay an annual fee of $1.0 million. The Company has agreed to indemnify Kelso against certain liabilities and reimburse expenses in connection with its engagement. For the period ended December 31, 2001, the Company paid Kelso $250,000. In addition, upon consummation of the Acquisition, the Company paid Kelso a fee of $4.5 million for investment banking services provided in connection with the Acquisition.

                         ARMKEL, LLC AND SUBSIDIARIES

           For the Period from August 28, 2001, to December 31, 2001


13.  commitments and contingencies

  Commitments

   a. Rent expense amounted to $1.7 million for the period of September 29, 2001 to December 31, 2001. The Company is obligated for minimum annual rentals under non-cancelable long-term operating leases as follows:


                                                    (in thousands)
             2002..................................    $ 5,085
             2003..................................      3,755
             2004..................................      1,991
             2005..................................      1,380
             2006..................................        452
             2007 and thereafter...................        382
                                                       -------
             Total future minimum lease commitments    $13,045
                                                       =======

  Contingencies

   The Acquisition, and the concurrent sale of the remainder of Carter-Wallace's business to a third party, involved a number of arrangements between the Company and the Successor relating to assets and liabilities purchased and assumed as part of the transaction. These arrangements have given rise to a number of disputes among the parties which may lead to the incurrence of costs or liabilities, and the Company's payment of funds.

   There exists a dispute related to retiree medical costs. Pursuant to the Asset Purchase Agreement, the Company has agreed to assume the liability for 60% of the future retiree medical costs incurred with respect to certain specifically identified employees of the consumer products business that terminated employment with Carter-Wallace during the period from May 7, 2001, through and including September 28, 2001, the date the Acquisition was consummated.

   The Successor has asserted that all of the specifically identified employees of the consumer products business were terminated by Carter-Wallace on the date of closing, and that the Company is therefore liable for 60% of the future retiree medical costs with respect to all of those former employees. The Successor estimates the Company's share of the liability for the specifically identified employees to be approximately $6 million to $10 million (depending upon final actuarial valuation), based on current plan design, which is subject to change at any time by such entity. The Company disagrees with the Successor's position and does not believe that it has any liability for those employees who chose not to retire but to instead work for the Company or C&D, it cannot be certain that the dispute will be resolved in the Company's favor. Due to the uncertainty regarding the resolution of this dispute, any potential liability for this amount has not been reflected in these financial statements.

   Pursuant the Asset Purchase Agreement, the purchase price shall be adjusted with respect to closing domestic net working capital. The Company and the Successor are currently negotiating this adjustment. Due to the uncertainty of the outcome no amount has been reflected in these financial statements.

   The Company has entered into an agreement with the Successor pursuant to which the Company has agreed to indemnify it and certain related parties against 60% of all liabilities relating to any action challenging the validity of the Acquisition or the merger (other than antitrust-based action), including 60% of all Appraisal Damages (defined as the recovery greater than the per share merger price times the number of shares in the appraisal class) claims made by former Carter-Wallace shareholders.

                         ARMKEL, LLC AND SUBSIDIARIES

           For the Period from August 28, 2001, to December 31, 2001


   While the Company's potential exposure with respect to the Appraisal Damages claims is effectively capped at $12 million (because of a separate agreement between Carter-Wallace and certain shareholders of Carter-Wallace), there is no cap on the Company's indemnification obligation arising out of other transaction related liabilities of Carter-Wallace related to Appraisal Damages. Due to uncertainty of the outcome no amount has been reflected in these financial statements. In connection with the sale of the Disposed Businesses to C&D, C&D agreed to indemnify the Company for up to 17.4% of any amounts that the Company may become liable for pursuant to the Company's indemnification agreement with Carter-Wallace. If the Company is required to perform under these indemnification obligations, its liability could be substantial. This could materially and adversely affect the Company's financial condition and results of operations.

   Carter-Wallace has been engaged in litigation with Tambrands Inc. in the Supreme Court of the State and County of New York arising out of a patent infringement and misappropriation suit previously filed against both companies in the United States District Court, Southern District of New York, by New Horizons Diagnostics Corporation, or "NHDC", et al. The NHDC suit, which was settled and discontinued in July 1996, asserted claims with respect to certain "gold sol" technology (used in the First Response and Answer home pregnancy and ovulation test kits) that Carter-Wallace had acquired from Tambrands pursuant to a written purchase agreement in March 1990. Carter-Wallace paid an immaterial amount toward that settlement. In the pending Supreme Court action, Tambrands seeks reimbursement from Carter-Wallace of an unspecified portion of the amount paid by Tambrands in settlement of the NHDC suit, and for defense costs. Both Tambrands and Carter-Wallace moved for summary judgment, and the Supreme Court granted Carter-Wallace's motion. Tambrands has appealed that ruling. The Company has assumed this litigation as part of the Acquisition. The Company believes it has good defenses, under the terms of the 1990 purchase agreement, to Tambrands' claim.

   The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position or results of operation.

14.  restructuring reserve

   As of the date of the Acquisition, the Company started to implement a plan to reorganize the operation of the acquired consumer business. The main components of the plan included rationalizing facilities for which the Company incurred lease termination costs of $1.8 million and rationalizing the Company's work force.

   The accrual for severance is consistent with the Company's plan to have C&D provide various services instead of the current infrastructure of the predecessor company. The accrued severance is for identified employees from various areas including executives, administrative support and corporate functions (finance, human resources, legal, MIS, R&D, logistics, marketing, sales and purchasing). There may be other employees identified for involuntary termination to complete the plan and, if so, an additional amount of severance will be accrued and goodwill will increase. Actions required by the plan of termination began immediately after consummation of the transaction and the period of time to complete the plan will not extend past 12 months after the Acquisition date.

   The following table summarizes the activity in the Company's restructuring accruals:

                                    At                   Reserve at
                                Acquisition Payments  December 31, 2001
                                ----------- --------  -----------------
        Severance..............   $50,821   $(10,112)      $40,709
                                  -------   --------       -------
        Lease Termination Costs     1,753         --         1,753
                                  -------   --------       -------
                                  $52,574    (10,112)       42,462
                                  =======   ========       =======

15.  segments and supplemental information

  Segment Information

   The Company has two operating segments: Domestic Consumer Products Division and International Consumer Products Division.

  Measurement of Segment Results and Assets

   The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies.

Supplemental Financial Information of Domestic and International Operations

   The senior subordinated notes registered by the Company are fully and unconditionally guaranteed by the domestic subsidiaries of the Company and are joint and several. The following information is being presented to comply with SEC Regulation SX, Item 3-10 and to provide required segment disclosures.

                         ARMKEL, LLC AND SUBSIDIARIES

           For the Period from August 28, 2001, to December 31, 2001


   Supplemental information for condensed consolidated statements of income, consolidated balance sheets and consolidated cash flows for the period from August 28, 2001 (inception) to December 31, 2001 is summarized as follows (amounts in thousands):

Statement of Income

                                                                                 Total
                                         Domestic  International Eliminations Consolidated
                                         --------  ------------- ------------ ------------
Net sales............................... $ 45,320    $ 52,750     $  (2,653)    $ 95,417
Cost of goods sold......................   28,453      30,992        (2,653)      56,792
                                         --------    --------     ---------     --------
Gross profit............................   16,867      21,758            --       38,625
Operating expenses......................   20,965      22,443            --       43,408
                                         --------    --------     ---------     --------
Loss from operations....................   (4,098)       (685)           --       (4,783)
Interest expense........................  (11,181)     (1,253)          718      (11,716)
Interest income.........................    1,393         141          (718)         816
Other income (expense)..................     (540)        (97)           --         (637)
                                         --------    --------     ---------     --------
Loss before taxes.......................  (14,426)     (1,894)           --      (16,320)
Income tax benefit......................       --         672            --          672
                                         --------    --------     ---------     --------
   Net Loss............................. $(14,426)   $ (1,222)    $      --     $(15,648)
                                         ========    ========     =========     ========

Consolidated Balance Sheet
                                                                                 Total
                                         Domestic  International Eliminations Consolidated
                                         --------  ------------- ------------ ------------
Cash and cash equivalents............... $ 40,444    $ 15,393     $      --     $ 55,837
Accounts receivable, less allowance.....   30,758      68,936        (4,222)      95,472
Inventories.............................   36,137      33,739            --       69,876
Prepaid expenses........................      648       3,271            --        3,919
                                         --------    --------     ---------     --------
   Total current assets.................  107,987     121,339        (4,222)     225,104

Property, plant and equivalent, net.....   88,790      31,090            --      119,880
Investment in subsidiaries..............   52,061          --       (52,061)          --
Notes receivable........................   65,540          --       (65,540)          --
Tradenames and patents..................  227,575      37,836            --      265,411
Goodwill................................  145,237      31,461            --      176,698
Deferred financing costs................   20,892          --            --       20,892
Other assets............................       --       4,608            --        4,608
                                         --------    --------     ---------     --------
   Total assets......................... $708,082    $226,334     $(121,823)    $812,593
                                         ========    ========     =========     ========
Short-term borrowings................... $     --    $  2,425            --     $  2,425
Accounts payable and accrued expenses...   86,552      49,723        (4,222)     132,053
Current portion of long-term debt.......    2,413         833            --        3,246
Taxes payable...........................       --       3,004            --        3,004
                                         --------    --------     ---------     --------
   Total current liabilities............   88,965      55,985        (4,222)     140,728
Long-term debt..........................  407,235      32,515            --      439,750
Deferred income taxes...................       --      11,391            --       11,391
Notes payable...........................       --      65,540       (65,540)          --
Deferred and other long-term liabilities    6,011      11,309            --       17,320
                                         --------    --------     ---------     --------
   Total liabilities....................  502,211     176,740       (69,762)     609,189
Net contributed capital.................  220,500      52,061       (52,061)     220,500
Retained deficit........................  (14,426)     (1,222)           --      (15,648)
Other comprehensive income..............     (203)     (1,245)           --       (1,448)
                                         --------    --------     ---------     --------
   Total liabilities and Capital........ $708,082    $226,334     $(121,823)    $812,593
                                         ========    ========     =========     ========

                         ARMKEL, LLC AND SUBSIDIARIES

           For the Period from August 28, 2001, to December 31, 2001


Statement of Cash Flows

                                                                                                 Total
                                                                     Domestic   International Consolidated
                                                                     ---------  ------------- ------------
                                                                                (In thousands)
CASH FLOW FROM OPERATING ACTIVITIES

NET LOSS............................................................ $ (14,426)   $  (1,222)   $ (15,648)

Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization....................................     3,255          924        4,179
   Unrealized (gain) loss on foreign exchange transactions..........       967         (428)         539

Change in assets and liabilities:
   Decrease in accounts receivable..................................     2,330        5,090        7,420
   Decrease in inventories..........................................     8,877        3,431       12,308
   (Increase) Decrease in prepaid expenses..........................      (990)       2,266        1,276
   Increase (Decrease) in accounts payable..........................    10,025       (2,253)       7,772
   Increase (Decrease) in other liabilities.........................     6,830       (3,813)       3,017
                                                                     ---------    ---------    ---------

Net Cash Provided by Operating Activities...........................    16,868        3,995       20,863
                                                                     ---------    ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES

Additions to property, plant and equipment..........................    (1,190)        (764)      (1,954)
Acquisition of Carter-Wallace Consumer Business, including anti-
  perspirant and pet care products business, net of cash acquired...  (593,548)    (119,745)    (713,293)
Proceeds from sale of anti-perspirant and pet care products business   128,500           --      128,500
                                                                     ---------    ---------    ---------

Net Cash Used in Investing Activities...............................  (466,238)    (120,509)    (586,747)
                                                                     ---------    ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of senior subordinated notes.................   223,477           --      223,477
Proceeds from syndicated bank credit facility.......................   186,500       33,500      220,000
Repayment of syndicated bank credit facility........................      (375)          --         (375)
Repayment of acquired long-term debt................................        --      (19,971)     (19,971)
Payment of deferred financing costs.................................   (21,754)          --      (21,754)
Proceeds from Members...............................................   228,500           --      228,500
Distributions to Members............................................    (8,000)          --       (8,000)
Intercompany acquisition financing..................................  (118,534)     118,534           --
                                                                     ---------    ---------    ---------

Net Cash Provided by Financing Activities...........................   489,814      132,063      621,877
                                                                     ---------    ---------    ---------

Effect of exchange rate changes on cash and cash equivalents........        --         (156)        (156)
NET CHANGE IN CASH & CASH EQUIVALENTS...............................    40,444       15,393       55,837

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD......................        --           --           --
                                                                     ---------    ---------    ---------

CASH & CASH EQUIVALENTS AT END OF PERIOD............................ $  40,444    $  15,393    $  55,837
                                                                     =========    =========    =========

                         ARMKEL, LLC AND SUBSIDIARIES

           For the Period from August 28, 2001, to December 31, 2001


   The following table sets forth our principal product lines and related data for the period ended December 31, 2001.

                                   Net Sales

               Product
               Family Planning(1)....................... $42,692
               Depilatories and waxes; face and skincare  14,093
               Oral care................................   6,441
               OTC Products.............................  14,383
               Other consumer products..................  17,808
                                                         -------
                  Total net sales....................... $95,417
                                                         =======

        --------
        (1) Family Planning includes condom product sales and pregnancy and ovulation kits.

Geographic Information

   Approximately 45% of net sales for the period from August 28, 2001 to December 31, 2001 were to customers in the United States, and approximately 15% of long-lived assets at December 31, 2001 were located in the U.S.

Customers

   A group of 4 customers accounted for approximately 19% of consolidated net sales for the period from September 29, 2001 to December 31, 2001.

                         Independent Auditors' Report

The Board of Directors
Carter-Wallace, Inc.:

   We have audited the accompanying combined statement of net assets to be sold of Carter-Wallace, Inc. Consumer Business--Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products as of March 31, 2001, and the related combined statements of revenues and expenses, changes in net assets and comprehensive earnings, and cash flows for the period from April 1, 2001 to September 28, 2001 and for the years ended March 31, 2001 and 2000. These combined statements are the responsibility of the Consumer Business management. Our responsibility is to express an opinion on these combined statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As described in and to the extent of note 1, the accompanying combined statements were prepared to present the net assets to be sold of Carter-Wallace, Inc. Consumer Business--Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products as of March 31, 2001, and the related combined statements of revenues and expenses, changes in net assets and comprehensive earnings, and cash flows for the period from April 1, 2001 to September 28, 2001 and for the years ended March 31, 2001 and 2000, pursuant to the Asset Purchase Agreement between Carter-Wallace, Inc. and Armkel, LLC and the Product Line Purchase Agreement between Armkel, LLC and Church & Dwight Co., Inc.

   In our opinion, the accompanying combined statements referred to above present fairly, in all material respects, the net assets to be sold of Carter-Wallace, Inc. Consumer Business--Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products as of March 31, 2001, and its revenues and expenses and its cash flows for the period from April 1, 2001 to September 28, 2001 and for the years ended March 31, 2001 and 2000, pursuant to the Asset Purchase Agreement between Carter-Wallace, Inc. and Armkel, LLC and the Product Line Purchase Agreement between Armkel, LLC and Church & Dwight Co. referred to in note 1, in conformity with accounting principles generally accepted in the United States of America.

                                                          KPMG LLP

New York, New York
December 11, 2001

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                  COMBINED STATEMENT OF NET ASSETS TO BE SOLD
                                (in thousands)

                                                                                                     March 31,
                                                                                                       2001
                                                                                                     ---------
                                              Assets
Current assets:
   Cash and cash equivalents........................................................................ $ 12,836
   Accounts receivable--trade, less allowances of $4,089 at March 31, 2001..........................   84,806
   Other receivables................................................................................    3,883
   Inventories:.....................................................................................
       Finished goods...............................................................................   37,809
       Work in process..............................................................................    8,634
       Raw materials and supplies...................................................................   14,046
                                                                                                     --------
                                                                                                       60,489
   Deferred taxes...................................................................................    6,281
   Prepaid expenses and other current assets........................................................    6,031
                                                                                                     --------
          Total current assets......................................................................  174,326
                                                                                                     --------
Property, plant, and equipment at cost:
   Land.............................................................................................    2,521
   Buildings and improvements.......................................................................  105,666
   Machinery, equipment, and fixtures...............................................................  117,513
   Leasehold improvements...........................................................................    4,721
                                                                                                     --------
                                                                                                      230,421
   Accumulated depreciation and amortization........................................................  117,497
                                                                                                     --------
                                                                                                      112,924
                                                                                                     --------
Intangible assets:
   Excess of purchase price of businesses acquired over the net assets at date of acquisition, less
     amortization...................................................................................   53,769
   Patents, trademarks, contracts, and formulae, less amortization..................................   26,560
                                                                                                     --------
                                                                                                       80,329
                                                                                                     --------
Other assets........................................................................................    3,624
                                                                                                     --------
          Total assets.............................................................................. $371,203
                                                                                                     ========

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                  COMBINED STATEMENT OF NET ASSETS TO BE SOLD
                                (in thousands)

                                                               March 31,
                                                                 2001
                                                               ---------
               Liabilities and Net Assets to Be Sold
       Current liabilities:
          Accounts payable.................................... $ 41,180
          Accrued expenses....................................   32,877
          Notes payable.......................................    6,358
          Taxes on income.....................................    4,621
                                                               --------
              Total current liabilities.......................   85,036
                                                               --------
       Long-term liabilities:
          Long-term debt......................................   17,921
          Accrued postretirement benefit obligation in Canada.    2,560
          Other long-term liabilities.........................    6,693
          Deferred tax liability..............................    3,231
                                                               --------
              Total long-term liabilities.....................   30,405
                                                               --------
              Total liabilities...............................  115,441
       Net assets to be sold..................................  255,762
                                                               --------
              Total liabilities and net assets to be sold..... $371,203
                                                               ========

                See accompanying notes to combined statements.

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                 COMBINED STATEMENTS OF REVENUES AND EXPENSES
                                (in thousands)

                                                                 Period
                                                              from April 1,
                                                                 2001 to    Year ended Year ended
                                                              September 28, March 31,  March 31,
                                                                  2001         2001       2000
                                                              ------------- ---------- ----------
Net sales....................................................   $245,598     $435,538   $412,929
Cost of goods sold...........................................     88,513      159,515    160,308
                                                                --------     --------   --------
   Gross profit..............................................    157,085      276,023    252,621
                                                                --------     --------   --------

Operating expenses:
   Advertising and promotion.................................     51,580       92,312     84,881
   Marketing and other selling...............................     26,265       49,813     51,713
   Distribution expense......................................      7,884       14,938     14,724
   Research and development..................................      3,441        7,866      8,785
   General and administrative................................     13,005       22,667     22,656
   Interest expense..........................................        647        1,277      1,497
   Interest income...........................................       (175)        (497)      (394)
   Other (income) expense, net...............................       (180)       1,392      2,639
                                                                --------     --------   --------
                                                                 102,467      189,768    186,501
                                                                --------     --------   --------
   Revenues in excess of expenses before provision for taxes
     on income...............................................     54,618       86,255     66,120
Provision for taxes on income................................     21,180       36,329     25,669
                                                                --------     --------   --------
   Revenues in excess of expenses............................   $ 33,438     $ 49,926   $ 40,451
                                                                ========     ========   ========


                See accompanying notes to combined statements.

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                 COMBINED STATEMENTS OF CHANGES IN NET ASSETS
                          AND COMPREHENSIVE EARNINGS
                                (in thousands)

                                                               Period
                                                            From April 1,
                                                               2001 to    Year ended Year ended
                                                            September 28, March 31,  March 31,
                                                                2001         2001       2000
                                                            ------------- ---------- ----------
Amount at beginning of period..............................   $255,762     $259,497   $238,397
Revenues in excess of expenses.............................     33,438       49,926     40,451
Foreign currency translation adjustments...................        222       (8,223)    (3,695)
                                                              --------     --------   --------
Comprehensive earnings.....................................     33,660       41,703     36,756
Cash and other transfers to Carter-Wallace, Inc............    (21,763)     (45,438)   (15,656)
                                                              --------     --------   --------
Amount at end of period....................................   $267,659     $255,762   $259,497
                                                              ========     ========   ========



                See accompanying notes to combined statements.

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                       COMBINED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                          Period from     Year ended Year ended
                                                                        April 1, 2001 to  March 31,  March 31,
                                                                       September 28, 2001    2001       2000
                                                                       ------------------ ---------- ----------
Cash flows from operating activities:
Revenues in excess of expenses........................................      $ 33,438       $ 49,926   $ 40,451
Adjustments to reconcile revenues in excess of expenses to cash flows from operations:
   Depreciation and amortization......................................         4,620          8,615      7,684
   Amortization of excess of purchase price of businesses acquired over the net assets at date of acquisition, patents, trademarks,
     contracts, and formulae..........................................         1,375          2,930      3,500
   Other changes in assets and liabilities:
       Decrease (increase) in accounts receivable and other
         receivables..................................................       (15,282)       (10,524)   (13,868)
       (Increase) decrease in inventories.............................         5,747         (1,575)   (11,537)
       Increase in prepaid expenses...................................        (2,096)          (697)    (1,569)
       (Decrease) increase in accounts payable and accrued
         expenses.....................................................        (3,622)        11,941      5,304
       Increase in deferred taxes.....................................        (2,437)          (894)    (4,303)
       Other changes..................................................         1,394         (1,312)    (1,505)
                                                                            --------       --------   --------
          Cash flows provided by operating activities.................        23,137         58,410     24,157
                                                                            --------       --------   --------

Cash flows used in investing activities:
   Additions to property, plant, and equipment--net of
     acquisitions.....................................................        (4,941)       (11,370)   (15,216)
   Decrease in short-term investments.................................            --             --        313
   Proceeds from sale of property, plant, and equipment...............            79          1,443      1,025
                                                                            --------       --------   --------
          Cash flows used in investing activities.....................        (4,862)        (9,927)   (13,878)
                                                                            --------       --------   --------

Cash flows used in financing activities:
   Payments of debt...................................................        (2,451)        (3,596)    (5,008)
   Cash transferred to Carter-Wallace, Inc............................       (19,135)       (41,697)   (11,802)
   Increase in borrowings.............................................         1,206          2,173      2,781
                                                                            --------       --------   --------
          Cash flows used in financing activities.....................       (20,380)       (43,120)   (14,029)
                                                                            --------       --------   --------
Effect of foreign exchange rate changes on cash and
  cash equivalents....................................................           (50)          (553)      (522)
                                                                            ========       ========   ========
          Increase (decrease) in cash and cash equivalents............        (2,155)         4,810     (4,272)
                                                                            --------       --------   --------

                See accompanying notes to combined statements.

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                         NOTES TO COMBINED STATEMENTS


                                March 31, 2001

(1)  Description of Business and Basis of Presentation

   On May 7, 2001, Carter-Wallace, Inc. ("the Company") entered into definitive agreements for the sale of the Company in a two-step transaction which was consummated on September 28, 2001. In accordance with an Asset Purchase Agreement, the Company first sold the net assets and business of the Company's Consumer Business, as defined in the Asset Purchase Agreement, to Armkel, LLC ("Armkel") for $739 million, less certain debt outstanding. Armkel is jointly owned by two private investment funds formed by Kelso & Company L.P. and by Church & Dwight Co., Inc. Such funds were paid directly to the Company. Pursuant to an Agreement and Plan of Merger, immediately following the sale of the Consumer Business, a buying group ("the Buying Group") purchased the Company's outstanding common stock and Class B common stock for $20.44 per share subject to certain closing adjustments. The aggregate consideration from both parts of the transaction was $1.121 billion, less approximately $155 million of corporate taxes to be paid on the sale of the Consumer Business.

   Under a separate product Line Purchase Agreement effective May 7, 2001, as amended, Church & Dwight Co., Inc. acquired the antiperspirant/deodorant products business in the United States and Canada and the pet products business from Armkel. Excluded from this transaction are the antiperspirants/deodorants products business in the United Kingdom and Australia.

   Products sold domestically by this component of the Consumer Business primarily include condoms, at-home pregnancy and ovulation test kits, hair removal products, and tooth-whitening products. These products are promoted directly to the consumer by television and other advertising media and are sold to wholesalers and various retailers. Many of the products sold by foreign subsidiaries are the same products which are sold domestically, as well as certain other products which are sold exclusively in international markets. Products are sold throughout the world by various subsidiaries and distributors.

   The accompanying combined statements pertain to the Consumer Business of the Company--Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products (as defined in the aforementioned definitive agreements) and have been prepared pursuant to the Asset Purchase Agreement and Product Line Purchase Agreement in accordance with accounting principles generally accepted in the United States of America. The statements reflect the normal business operations of the Consumer Business--Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products through September 28, 2001, the date of closing of the transaction noted above. Accordingly, no transactions which arise directly related to the sale or purchase of the Consumer Business have been reflected in the accompanying combined statements. Also excluded from these statements is certain debt financing that was incurred by the Buying Group to help finance its purchase price.

   All significant intercompany transactions have been eliminated. This component of the Consumer Business has no separate legal status and operated as an integral part of the Company's Consumer Business which operated as an integral part of the Company's overall operations. These combined statements have been prepared from the historical accounting records of the Company prior to the Armkel acquisition and do not reflect a new basis of accounting resulting from the acquisition by Armkel or other direct costs related to the acquisition.

   The accompanying combined statements of revenues and expenses are not necessarily indicative of the costs and expenses that would have been incurred had the component been operated as a stand-alone entity.

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                   NOTES TO COMBINED STATEMENTS--(Continued)


   Certain indirect operating expenses for selling and general and administrative costs of the Consumer Business were allocated to the Carter-Wallace, Inc. Consumer Business--Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products based on a percentage of net sales. Such allocated selling and other general and administrative costs for the period from April 1, 2001 to September 28, 2001, included in the accompanying combined statements amounted to approximately $10,400,000, and for the years ended March 31, 2001 and 2000 amounted to $19,700,000 and $19,300,000, respectively. Corporate income and expenses of the Company included in this component of the Consumer Business include those items specifically identifiable to this component and allocation, primarily based on usage estimates, of certain other corporate expenses, including accounting, human resources, and corporate systems. Corporate expenses allocated to this component of the Consumer Business are costs which benefit and are required for its operations. Certain general corporate expenses of the Company have not been allocated to this component of the Consumer Business because they did not provide a direct or material benefit to this business. In addition, if the Consumer Business had not been a part of the Company during the period presented, such corporate expenses would not have significantly changed as a result of not having to operate this business. In the opinion of management, these methods of allocating these costs are reasonable; however, such costs do not necessarily equal the costs that this component of the Consumer Business would have incurred on a stand-alone basis. Therefore, the financial information included herein may not necessarily reflect assets and liabilities, revenues and expenses, and cash flows of this component of the Consumer Business on a stand-alone basis in the future.

   This component of the Consumer Business includes only the cash of the foreign subsidiaries, except for Canada where the amount of cash is limited to U.S. $1,000,000.

   Certain expenses, such as postretirement benefit costs which are included in the combined statements of revenues and expenses for this component of the Consumer Business, relate to assets and/or liabilities which have not been included in the accompanying combined statements of net assets to be sold of this component of the Consumer Business. Such assets and/or liabilities will be retained by Carter-Wallace, Inc. in accordance with the terms of the definitive sales agreements. In accordance with such agreements, Armkel will assume the liability for 60% of the retiree medical obligations incurred with respect to certain specifically identified Consumer Business employees who terminate employment during the period from May 7, 2001 through and including the sale closing date. The Buying Group that acquired the outstanding shares of the Company has asserted that all of the specifically identified Consumer Business employees were terminated by the Company on the sale closing date and that Armkel is therefore liable for 60% of the future retiree medical costs with respect to all of those former employees. Armkel disagrees with the Buying Group's position and does not believe it has any liability for those employees. The Buying Group estimates Armkel's share of the liability for the specifically identified Consumer Business employees to be approximately $6,000,000 to $10,000,000 (depending upon a final actuarial valuation). This amount is not reflected in the accompanying statement of net assets to be sold as of March 31, 2001. To the extent Armkel may have liability related to this matter, some portion of that would be borne by Church & Dwight Co., Inc.

(2)  Summary of Significant Accounting Policies

  (a) Basis of Combination

   The accompanying combined statements have been prepared pursuant to the Asset Purchase Agreement and Product Line Purchase Agreement in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated. The combined statements include the accounts related to the Consumer Business--Excluding Antiperspirant/Deodorant Products in the

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                   NOTES TO COMBINED STATEMENTS--(Continued)

United States and Canada and Pet products, as defined in the Asset Purchase Agreement and Product Line Purchase Agreement, all of which have been stated on a going-concern basis and do not necessarily reflect liquidity values (see note
1).

  (b) Revenue Recognition Policy

   Revenues from product sales are recognized upon shipment to customers as title has passed and are shown net of sales adjustments for discounts, rebates to customers, returns and other adjustments, which are provided in the same period that the related sales are recorded.

   In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 is applicable to public companies and provides guidance on applying accounting principles generally accepted in the United States to revenue recognition issues in financial statements. Management believes the Company's revenue recognition criteria are consistent with the guidance provided by SAB No. 101 as their revenues meet all the revenue recognition criteria in SAB No. 101.

  (c) Use of Estimates

   The preparation of statements in conformity with generally accepted accounting principles requires management to make estimates and use assumptions that affect certain reported amounts and disclosures. Actual amounts may differ.

  (d) Cash Equivalents

   Cash equivalents consist of short-term securities with maturities of three months or less when purchased. The carrying value of cash equivalents approximates fair value at March 31, 2001.

  (e) Inventories

   Inventories are valued at the lower of cost or market on the first-in, first-out ("FIFO") method, except for certain domestic inventories which are stated at cost on the last-in, first-out ("LIFO") method.

  (f) Property, Plant, and Equipment

   Depreciation is provided over the estimated useful lives of the assets, principally using the straight-line method. Machinery, equipment, and fixtures are depreciated over a period ranging from 5 to 20 years. Buildings and improvements are depreciated over a period ranging from 20 to 40 years. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the life of the lease, whichever is shorter. Expenditures for renewal and betterments are capitalized. Upon sale or retirement of assets, the appropriate asset and related accumulated depreciation accounts are adjusted and the resultant gain or loss is reflected in earnings. Maintenance and repairs are charged to expense as incurred.

  (g) Intangible Assets

   The excess of purchase price of businesses acquired over the net assets at date of acquisition is assessed to the product or group of products which constitute the business acquired and amortized over no longer than 40 years for amounts relating to acquisitions subsequent to October 31, 1970. The cost of patents, formulae, and

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                   NOTES TO COMBINED STATEMENTS--(Continued)

contracts is amortized on a straight-line basis over their legal or contractual lives. The cost of trademarks is being amortized over no longer than 40 years for amounts relating to acquisitions subsequent to October 31, 1970. Amounts related to intangible assets acquired prior to October 31, 1970 are not material.

   The policy of the Consumer Bussiness in assessing the recoverability of intangible assets is to compare the carrying value of the intangible asset with the undiscounted cash flow generated by products related to the intangible asset. In addition, the Consumer Business continually evaluates whether adverse developments indicate that an intangible asset may be impaired.

  (h) Income Taxes

   The income and expenses for the Consumer Business--Excluding
Antiperspirant/Deodorant Products in the UnitedStates and Canada and Pet Products are included in the tax returns of the Company. The provision for taxes on income is computed as if this component of the Consumer Business was filing income tax returns on a stand-alone basis.

  (i) Advertising and Marketing Costs

   Advertising, promotion, and other marketing costs are charged to earnings in the period in which they are incurred.

  (j) Shipping and Handling Costs

   The Company does not bill shipping and handling costs to its customers. Shipping and handling costs are included within operating expense under the caption Distribution Expense.

  (k) Accrued Expenses

   Accruals related to certain employee costs such as management bonuses and vacation pay are calculated based upon the proportioned number of employees designated as part of this component of the Consumer Business.

  (l) Foreign Currency Translation

   The assets and liabilities of foreign subsidiaries are translated at the year-end rate of exchange, and income statement items are translated at the average rates prevailing during the year. The effects of foreign exchange gains and losses arising from these translations of assets and liabilities are included as a component of comprehensive earnings.

  (m) Accounting for Derivatives

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure these instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." This statement deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which made minor amendments of SFAS No. 133. The Company has adopted SFAS No. 133, as

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                   NOTES TO COMBINED STATEMENTS--(Continued)

amended, effective April 1, 2001. The Company's derivatives are all qualified hedges. The derivatives are comprised of interest rate swaps and foreign exchange forward contracts. The valuation of these derivatives at September 28, 2001 resulted in a net liability of approximately $60,000. The adoption of this accounting requirement did not have a material effect on the accompanying combined statements.

  (n) New Accounting Pronouncements

   Emerging Issues Task Force Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF Issue No. 00-14"), outlines required accounting treatment for certain sales incentives, including manufacturer's coupons. EITF Issue No. 00-14 requires companies to record coupon expense as a reduction of sales, rather than marketing expense. The Consumer Business currently records coupon expense as a component of marketing expense.

   The Consumer Business is required to implement EITF Issue No. 00-14 for the quarter beginning January 1, 2002. It will require the Consumer Business to report coupon expense as a reduction of net sales. Coupon expense in this component of the Consumer Business approximates $3,000,000 per year based on historical amounts, spread relatively evenly throughout the year.

   Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer" ("EITF Issue No. 00-25"), outlines required accounting treatment of certain sales incentives, including slotting or placement fees, cooperative advertising arrangements, buydowns, and other allowances. The Consumer Business currently records such costs as marketing expenses. EITF Issue No. 00-25 will require the Consumer Business to report the paid consideration expense as a reduction of sales, rather than marketing expense. The Consumer Business is required to implement EITF Issue No. 00-25 for the quarter beginning January 1, 2002. The Consumer Business has not yet determined the effect of implementing the guidelines of EITF Issue No. 00-25, but, in any case, implementation will not have an effect on net earnings.

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses the financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires "Accounting for Preacquisition Contingencies of purchased Enterprises." SFAS No 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes criteria to separately recognize intangible assets apart from goodwill. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, 'Intangible Assets." This statement requires, among other things, that goodwill and intangible assets that have indefinite useful lives should not be amortized, but rather should be tested at least annually for impairment, using the guidance for measuring impairment set forth in the statement and is effective April 1, 2002. At September 28, 2001, unamortized goodwill amounted to approximately $52,500,000 and amortization expense related to this goodwill for the period from April 1, 2001 to September 28, 2001 amounted to approximately $1,560,000.

(3)  Property, Plant, and Equipment

   Included in property, plant, and equipment are all operating assets related directly to the Consumer Business--Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products. These include manufacturing and other facilities in: Cranbury, New Jersey; Colonial Heights, Virginia; Montreal,

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                   NOTES TO COMBINED STATEMENTS--(Continued)

Canada; Toronto, Canada; Folkestone, England; Milan, Italy; Mexico City, Mexico; and New Plymouth, New Zealand. Specifically excluded from this component of the Consumer Business property, plant, and equipment and the accompanying combined statements is certain vacant land adjacent to the Consumer Business facility in Cranbury, New Jersey and machinery, equipment, and other fixed assets related to antiperspirant/deodorant products in the United States and Canada and pet products. The vacant land will be retained by the Company.

(4)  Inventories

   Inventories computed on the LIFO method comprised 8% of inventories included in current assets at March 31, 2001. If these inventories had been valued on the FIFO inventory method (which approximates current or replacement costs), total inventories would have been approximately $3,000,000 higher than reported at March 31, 2001.

(5)  Taxes on Income

   The provision (benefit) for taxes on income was as follows:

                                                 Year ended March 31
                                              ------------------------
                              Period from
                            April 1, 2001 to
                           September 28, 2001    2001         2000
                           ------------------ -----------  -----------
         Current:
            Domestic......    $18,006,000     $26,366,000  $18,725,000
            Foreign.......      4,553,000      10,117,000    7,285,000
                              -----------     -----------  -----------
                               22,559,000      36,483,000   26,010,000
                              -----------     -----------  -----------
         Deferred:
            Domestic......       (906,000)       (249,000)      (8,000)
            Foreign.......       (473,000)         95,000     (333,000)
                              -----------     -----------  -----------
                               (1,379,000)       (154,000)    (341,000)
                              -----------     -----------  -----------
                Total.....    $21,180,000     $36,329,000  $25,669,000
                              ===========     ===========  ===========

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                   NOTES TO COMBINED STATEMENTS--(Continued)


   Deferred income taxes are provided for temporary differences between the financial statement and tax bases of the assets and liabilities of this component of the Consumer Business. The temporary differences gave rise to the following deferred tax assets and liabilities at March 31, 2001 follows:

                  Postretirement benefit plans.. $  1,048,000
                  Employee benefit plans........    6,430,000
                  Accrued liabilities...........    4,938,000
                  Asset valuation accounts......    1,979,000
                  All other.....................    3,672,000
                                                 ------------
                  Total deferred tax assets.....   18,067,000
                                                 ------------
                  Depreciation..................  (10,428,000)
                  All other.....................   (4,589,000)
                                                 ------------
                  Total deferred tax liabilities  (15,017,000)
                                                 ------------
                  Net deferred tax assets....... $  3,050,000
                                                 ============

   Realization of the deferred tax assets of this component of the Consumer Business is dependent on generating sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. However, the deferred tax assets could be reduced if estimates of future taxable income are lowered.

   Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries. It has been management's practice and intent to reinvest such earnings in the operations of these subsidiaries.

   The effective tax rate of the provision for taxes on income as compared with the U.S. Federal statutory income tax rate was as follows:

                                                                           Year ended March 31,
                                       Period from April 1, 2001 ---------------------------------------
                                         to September 28, 2001           2001                 1999
                                       ------------------------  ------------------   ------------------
                                                          % to                 % to                 % to
                                                         pretax               pretax               pretax
                                         Tax amount      income  Tax amount   income  Tax amount   income
                                         -----------     ------  -----------  ------  -----------  ------
Computed tax expense.................. $19,117,000        35.0%  $30,189,000   35.0%  $23,142,000   35.0%
Foreign income taxed at a different
  effective rate......................     275,000         0.5%    3,065,000    3.6%      392,000    0.6%
State income taxes, net of federal tax
  benefit.............................   1,643,000         3.0%    3,729,000    4.3%    1,907,000    2.9%
Amortization of intangibles...........     138,000         0.3%      268,000    0.3%      268,000    0.4%
Other.................................       7,000          --      (922,000)  (1.1)%     (40,000)  (0.1)%
                                         -----------      ----   -----------   ----   -----------   ----
Provision for taxes on income......... $21,180,000        38.8%  $36,329,000   42.1%  $25,669,000   38.8%
                                         ===========      ====   ===========   ====   ===========   ====

   The results of this component of the Consumer Business are included in the income tax returns of Carter-Wallace, Inc. and subsidiaries. The provision for taxes on income is computed as if this component of the Consumer Business was filing income tax returns on a stand-alone basis.

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                   NOTES TO COMBINED STATEMENTS--(Continued)


   The U.S. Internal Revenue Service completed its examination of
Carter-Wallace, Inc. and subsidiaries' tax returns through fiscal year 1995, resulting in no material impact on the Company or this component of the Consumer Business. The statute of limitations for the examination of Carter-Wallace, Inc. and subsidiaries' U.S. Federal income tax return has expired for fiscal years 1996 and 1997.

(6)  Notes Payable And Long-Term Debt

  Notes Payable

   Notes payable consisting of borrowings from banks under available lines of credit were $2,740,000 and the current portion of long-term debt was $2,188,000 at March 31, 2001. In addition, other short-term notes payable in international operations amounted to $1,430,000 at March 31, 2001. Interest rates on short-term borrowings range from 3.0% to 7.0%. The Consumer Business has available various bank credit lines amounting to $15,400,000, all of which relate to international operations. The availability of the lines of credit is subject to review by the banks involved. Commitment fees are immaterial.

  Long-Term Debt

   Long-term debt is summarized below:

                                                                                               March 31, 2001
                                                                                               --------------
Unsecured Euro term loan, 4.10%, payable in installments beginning June 1, 2002 through March 1, 2004.......................................................................  $ 8,493,000
Unsecured French franc term loan, 4.10%, payable in installments through
  February 25, 2006...........................................................................    3,135,000
Unsecured French franc loan, 5.10%, payable February 24, 2003.................................    2,814,000
Unsecured Italian lira term loan, adjustable rate, payable in installments through
  December 31, 2004...........................................................................    2,358,000
Unsecured French franc loan, adjustable rate, payable in installments through April 1, 2006...    1,809,000
Unsecured French franc loan, adjustable rate, payable in installments through
  September 18, 2003..........................................................................      492,000
Secured Italian lira term loans, adjustable rate, payable in installments through July 1, 2001      490,000
Unsecured French franc loan, 4.50%, payable in installments through August 5, 2001............      193,000
Other long-term debt..........................................................................      325,000
                                                                                                -----------
                                                                                                 20,109,000
Less current portion of long-term debt included in notes payable..............................   (2,188,000)
                                                                                                -----------
   Total......................................................................................  $17,921,000
                                                                                                ===========

   Maturities of long-term debt outstanding at March 31, 2001 for each of the fiscal years 2003 through 2006 are $7,658,000, $6,148,000, $2,678,000, and
$998,000, respectively.

   International debt of $19,800,000 at March 31, 2001 is guaranteed by the Company. This debt may be called by the lender as Carter-Wallace, Inc. ceased to be the majority stockholder of the borrowing subsidiary, as a result of the acquisition by Armkel.

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                   NOTES TO COMBINED STATEMENTS--(Continued)


   With respect to the Italian lira loan payable through December 31, 2004, interest on this loan is the Euro Interbank Offered Rate plus a nominal increment.

   With respect to the French franc loan payable February 24, 2003, interest is adjustable based on the Euro Interbank Offered Rate plus a nominal increment, adjusted quarterly, and is converted to a fixed rate at the inception of the loan.

   With respect to the French franc loan payable through April 1, 2006, interest on this loan is the Euro Interbank Offered Rate plus a nominal increment.

   The Italian lira loans due July 1, 2001 are secured by irrevocable letters of credit. Commitment fees are immaterial. Interest on these loans is the Euro Interbank Offered Rate plus a nominal increment, adjusted quarterly.

   With respect to the French franc loan payable through September 18, 2003, interest on this loan is the Euro Interbank Offered Rate plus a nominal increment.

   The fair value of long-term debt, including current maturities, was $20,109,000 at March 31, 2001.

(7)  Retirement Plans and Other Postretirement Benefits

   Retirement plan obligations included in the Consumer Business--Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products, consist of the Retirement Plan for Bargaining Employees of Carter-Wallace, Inc., and certain obligations of foreign subsidiaries. Obligations for the Executive Pension Benefits Plan and the Employees Retirement Plan of Carter-Wallace, Inc. have been excluded from the accompanying combined statements, as these are obligations of the Company. Pension expense for domestic salaried employees has not been included in the accompanying combined statements because such expense was immaterial in each of the periods presented.

   Postretirement benefit obligations for domestic employees have been excluded from this component of the Consumer Business as these are obligations of the Company. However, expense related to postretirement benefits for domestic employees of the Consumer Business--Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products is included in the accompanying combined statements of revenues and expenses. Expense related to the postretirement benefit obligations for domestic employees of the Consumer Business--Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products amounted to $550,000 for the period from April 1, 2001 to September 28, 2001, $1,044,000 and $999,000 for the fiscal years ended March 31, 2001 and 2000, respectively.

   Postretirement benefit obligations related to the Consumer Business employees in Canada are included in the accompanying combined statements in accordance with SFAS No. 106, "Employers' Obligations for Postretirement Benefits Other Than Pensions."

   Obligations for retirement-related plans exist in each of the foreign subsidiaries. Both Canada and the United Kingdom have defined benefit pension plans. The plans in Canada are accounted for in accordance with SFAS No. 87, "Accounting for Pensions." Pension plans also exist in other foreign subsidiaries which, in totality, are not material to these combined statements.

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                   NOTES TO COMBINED STATEMENTS--(Continued)


   The components of the pension and postretirement benefit expense reflected in the accompanying combined statements for the period from April 1, 2001 to September 28, 2001 and for the years ended March 31, 2001 and 2000 were as follows:

                                             Retirement plans              Other postretirement benefits
                                    ---------------------------------   ----------------------------------
                                     Period from                         Period from
                                      April 1,                            April 1,
                                       2001 to     Year ended March 31,    2001 to      Year ended March 31,
                                    September 28,  -------------------  September 28,   -------------------
                                        2001         2001        2000       2001          2001        2000
                                    -------------   -------    -------  -------------    ------      -----
Service cost.......................    $   648     $ 1,208     $ 1,291      $ 21        $   42      $  41
Interest cost......................      1,841       3,600       3,507        45            90        102
Expected return on assets..........     (2,228)     (4,676)     (4,315)       --            --         --
Amortization of prior service cost.        (71)         91          95        --            --       (147)
Amortization of transition cost....         38          77        (288)      (76)         (156)        --
Amortization of actuarial gain.....         50        (264)       (107)       --            --         --
                                       -------      -------    -------      ----         ------      -----
Benefit cost (income)..............        278          36         183       (10)          (24)        (4)

Cost for domestic Consumer Business
  employees charged from
  Carter-Wallace, Inc..............         --          --          --       550         1,044        999
                                       -------      -------    -------      ----         ------      -----
       Total benefit cost..........    $   278     $    36     $   183      $540        $1,020      $ 995
                                       =======      =======    =======      ====         ======      =====

   The components of the changes in the benefit obligation for the year ended March 31, 2001 was as follows:

                                             Retirement     Other post-
                                               plans    retirement benefits
                                             ---------- -------------------
                                                 (Amounts in thousands)
     Benefit obligation at beginning of year  $47,615         $1,392
     Service cost...........................    1,208             42
     Interest cost..........................    3,600             90
     Plan participants' contributions.......      391             --
     Actuarial (gain) loss..................    3,167            (14)
     Effect of exchange rate changes........   (1,455)          (143)
     Benefits paid..........................   (3,411)           (69)
                                              -------         ------
     Benefit obligation at end of year......  $51,115         $1,298
                                              =======         ======

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                   NOTES TO COMBINED STATEMENTS--(Continued)


   The components of the changes in plan assets for the year ended March 31, 2001 was as follows:

                                                               Other post-
                                                    Retirement retirement
                                                      plans     benefits
                                                    ---------- -----------
                                                    (Amounts in thousands)
     Fair value of plan assets at beginning of year  $58,460      $ --
     Actual return on plan assets..................   (1,982)       --
     Employer contributions........................      171        69
     Plan participants' contributions..............      391        --
     Effect of exchange rate changes...............   (1,801)       --
     Benefits paid.................................   (3,411)      (69)
                                                     -------      ----
     Fair value of plan assets at end of year......  $51,828      $ --
                                                     =======      ====

   The following is a reconciliation of the funded status of the plans to the accompanying combined statements of net assets to be sold at March 31, 2001:

                                                        Other post-
                                             Retirement retirement
                                               plans     benefits
                                             ---------- -----------
                                             (Amounts in thousands)
             Funded status..................  $   713     $(1,298)
             Unrecognized actuarial gain....   (2,121)     (1,262)
             Unrecognized prior service cost       96          --
             Unrecognized transition amounts      191          --
                                              -------     -------
             Accrued benefit cost...........  $(1,121)    $(2,560)
                                              =======     =======

   Amounts recognized in the accompanying combined statements of net assets to be sold at March 31, 2001 was as follows:

                                                   Other post-
                                        Retirement Retirement
                                          plans     benefits
                                        ---------- -----------
                                        (Amounts in thousands)
                  Other assets.........  $ 3,307     $    --
                  Accrued expenses.....     (779)         --
                  Long-term liabilities   (3,649)     (2,560)
                                         -------     -------
                  Net amount recognized  $(1,121)    $(2,560)
                                         =======     =======

   The principal assumptions used in determining 2001 and 2000 actuarial values were:

            Discount rate...................................   8%
            Rate of increase in compensation levels......... 4%-6%
            Expected long-term rate of return on plan assets 7%-10%
                                                             ======

   Expense for the employee savings plan under which the Consumer Business matches the contributions of participating employees up to a designated level was approximately $175,000 for the period from April 1, 2001 to September 28, 2001 and approximately $350,000 in each of the years ended March 31, 2001 and 2000.

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                   NOTES TO COMBINED STATEMENTS--(Continued)


   The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation for those over age 65 is 8% for 2001 trending to 5% over a three-year period. For those under age 65, the trend rate is 6.3% for 2001 trending to 5% over a three-year period. A 1% increase or decrease in the assumed respective annual medical cost trend rate would change the accumulated postretirement benefit obligation by approximately $100,000, and the service and interest components of net postretirement benefit expense would be immaterially affected.

(8)  Long-Term Incentive Plans

   Obligations for deferred stock awards and stock option grants made under the 1996 Long-Term Incentive Plan for Corporate Officers of the Company have been excluded from the accompanying combined statements of net assets to be sold of this component of the Consumer Business, as these are obligations of the Company. As of March 31, 2001, the outstanding stock awards for the four Consumer Business executives totaled 105,000 shares and the outstanding stock options totaled 567,000. Outstanding awards of deferred stock become fully vested and outstanding options become immediately exercisable upon the occurrence of a change in control of the Company. Expense for stock award amortization has been included in the accompanying combined statements of revenues and expenses. This stock award amortization expense amounted to $116,000 for the period from April 1, 2001 to September 28, 2001 and $232,000 and $334,000 for the fiscal years ended March 31, 2001 and 2000, respectively. The Consumer Business has chosen to continue to account for options granted under the plan using the intrinsic value method. Accordingly, no compensation expense has been recognized for these options. Had the fair value method of accounting, as defined in SFAS No. 123, "Accounting for Stock-Based Compensation," been applied to these stock options, revenue in excess of expenses of the Consumer Business would have been reduced on a pro forma basis by approximately $350,000 in the period from April 1, 2001 to September 28, 2001 and approximately $490,000 and $578,000 in the fiscal years ended March 31, 2001 and 2000, respectively. For purposes of fair market value disclosures, the fair market value of an option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                              2001   2000
                                             ------ ------
                     Risk-Free Interest Rate   6.3%   6.3%
                     Expected Life.......... 8 yrs. 8 yrs.
                     Volatility.............  31.7%  31.7%
                     Dividend Yield.........   1.2%   1.2%
                                             ====== ======

(9)  Rental Expense and Lease Commitments

   Rental expense for operating leases with a term greater than one year for 2001 and 2000 was as follows (amounts in thousands):

                                                       Real   Equipment and
                     Rental expense                  property     other
                     --------------                  -------- -------------
     Period from April 1, 2001 to September 28, 2001  $  975     $3,994
     Year ended March 31, 2001......................   1,691      7,244
     Year ended March 31, 2000......................   1,541      6,916
                                                      ======     ======

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                   NOTES TO COMBINED STATEMENTS--(Continued)


   Minimum rental commitments under noncancelable leases in effect at March 31, 2001 were as follows (amounts in thousands):

                                                    Real   Equipment and Capital lease
           Minimum rental commitments             property     other      obligations
           --------------------------             -------- ------------- -------------
2002.............................................  $1,533      $896         $  275
2003.............................................   1,469       564            216
2004.............................................     601       249            203
2005.............................................     363        69            190
2006.............................................      94        15            127
2007 and thereafter..............................       7        --             --
                                                   ======      ====         ------
                                                                             1,011
Less interest and executory cost.................                             (163)
                                                                            ------
Present value of minimum lease payments (of which
  $213 is included in accrued expenses)..........                           $  848
                                                                            ======

(10)  Litigation

   The Consumer Business is engaged in litigation with Tambrands Inc. ("Tambrands") in the Supreme Court of the State and County of New York ("Supreme Court"), arising out of a patent infringement and misappropriation suit previously filed against both companies in the United States District Court, Southern District of New York, by New Horizons Diagnostics Corporation ("NHDC"), et al. The NHDC suit, which was settled and discontinued in July 1996, asserted claims with respect to certain "gold sol" technology (used in First Response and Answer home pregnancy and ovulation predictor test kits) that the Consumer Business had acquired from Tambrands pursuant to a written purchase agreement in March 1990. The Consumer Business paid an immaterial amount toward that settlement. In the pending Supreme Court action, Tambrands seeks reimbursement from the Consumer Business of an unspecified portion of the amount paid by Tambrands in settlement of the NHDC suit, and for defense costs. Cross-motions for summary judgment have been filed. The Consumer Business believes it has good defenses, under the terms of the purchase agreement, to Tambrands' claim.

   The Consumer Business is subject to other legal actions arising out of its operations. The Consumer Business believes, based on the opinion of counsel, that it has good defenses to such actions and should prevail.

(11)  Employment Agreements and Termination and Change in Control Arrangements

   The Company has entered into agreements with four executives of the Consumer Business as well as seven foreign subsidiary general managers, whose services are being made available to the Consumer Business. These obligations will be assumed by Armkel as part of the acquisition of the Consumer Business. These agreements generally provide for payments equal to salary and bonus multiples, and in the case of the four executives, certain pension enhancements if the executives' employment is terminated as specified in the agreements after a change in control of the Company.

   As a result of the acquisition by Armkel, which represents a change in control, as defined in the agreements, all of the obligations under the agreements have been assumed by Armkel and totaled approximately $15,000,000. These obligations are not reflected in the accompanying statements.

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                   NOTES TO COMBINED STATEMENTS--(Continued)


(12)  Supplemental Financial Information

   The following is presented in support of the accompanying combined statements of net assets to be sold:

                                                 March 31, 2001
                                                 --------------
                                                  (Amounts in
                                                   thousands)
                Accrued expenses:
                   Salaries and wages...........    $ 9,985
                   Advertising and promotion....     11,925
                   Retirement and related plans.      1,947
                   Other........................      9,020
                                                    -------
                                                    $32,877
                                                    =======

                                               March 31, 2001
                                               --------------
                                                (Amounts in
                                                 thousands)
                  Other long-term liabilities:
                     Retirement plans.........     $3,649
                     Other....................      3,044
                                                   ------
                                                   $6,693
                                                   ======

   Interest paid was $647,000 for the period from April 1, 2001 to September 28, 2001 and was $1,278,000 and $1,497,000 in 2001 and 2000, respectively.

(13)  Certain Operational and Revenue Information

   Net current assets and net sales of this component of the Consumer Business foreign subsidiaries and branches operating outside of the United States and the Consumer Business' equity in net assets and revenues in excess of expenses of such operations of this component were (note 14 has additional information on international operations):

                                                            March 31,
                                                    -------------------------
                                    Period from
                                  April 1, 2001 to
                                 September 28, 2001     2001         2000
                                 ------------------ ------------ ------------
   Net current assets...........                    $ 56,230,000
   Equity in net assets.........                     101,734,000
   Net sales....................    $119,255,000     228,162,000 $230,395,000
   Revenue in excess of expenses       6,996,000      10,492,000   12,026,000
                                    ============    ============ ============

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                   NOTES TO COMBINED STATEMENTS--(Continued)


   The adjustment from foreign currency translation is included as a reduction of the net assets to be sold. The cumulative balances are included as a component of stockholders' equity of Carter-Wallace, Inc. The adjustments are comprised of the following:

                                           March 31, 2001
                                           --------------
                       Opening balance....  $31,258,000
                       Current year change    8,223,000
                                            -----------
                       Ending balance.....  $39,481,000
                                            ===========

   The following table sets forth our principal product lines and related data.

                               Domestic Division

                                               Net sales (in millions)
                                           --------------------------------
                                              Period from
                                            April 1, 2001 to
                                           September 28, 2001  2001   2000
                                           ------------------ ------ ------
    Product
    Condoms...............................       $ 72.1       $121.6 $111.7
    Depilatories and waxes................         24.9         35.9   30.0
    Home pregnancy and ovulation test kits         25.1         40.8   31.1
    Other consumer products...............          4.2          9.0    9.7
                                                 ------       ------ ------
       Total domestic net sales...........       $126.3       $207.3 $182.5
                                                 ======       ====== ======

                            International Division

                                                    Net sales (in millions)
                                                --------------------------------
                                                   Period from
                                                 April 1, 2001 to
                                                September 28, 2001  2001   2000
                                                ------------------ ------ ------
Product
Condoms; home pregnancy and ovulation test kits       $ 12.0       $ 23.5 $ 20.7
Depilatories and waxes; face and skin care.....         27.4         53.1   50.4
Oral care......................................         14.6         29.8   32.2
OTC products*..................................         23.0         46.4   34.0
Other consumer products*.......................         42.3         75.4   93.1
                                                      ------       ------ ------
   Total international net sales...............       $119.3       $228.2 $230.4
                                                      ======       ====== ======

--------
* Includes net sales of approximately $16 million for the period from April 1, 2001 to September 28, 2001 and $32 million for the years ended March 31, 2001 and 2000 relating to products distributed by the Carter-Wallace consumer business for third parties.

   For the period April 1, 2001 to September 28, 2001, our largest domestic customer represented approximately 19% of our consolidated domestic net sales and, for the same period, our top ten largest domestic customers in the aggregate represented approximately 60% of our consolidated domestic net sales. For the fiscal

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                   NOTES TO COMBINED STATEMENTS--(Continued)

years ended March 31, 2001 and 2000, our largest domestic customer represented approximately 19% and 16%, respectively, of our consolidated domestic net sales and, for the same periods, our top ten largest domestic customers in the aggregate represented approximately 60% and 58% of our consolidated domestic net sales.

(14)  Supplemental Financial Information of Domestic and International
Operations

   The international subsidiaries and domestic business, owned by the Company, will be owned by Armkel, LLC, the successor company, after the consummation of the transaction and the classification between the domestic business and international subsidiaries is expected to remain the same as a result of the acquisition. The subordinated notes expected to be registered by Armkel, LLC, the successor company, are expected to be fully and unconditionally guaranteed by the new Armkel domestic subsidiaries and are expected to be joint and several. The classification of domestic vs. international is not expected to change after the acquisition by Armkel. The following information is being presented to comply with SEC Regulation SX, Item 3-10.

   Supplemental information for combined condensed revenues in excess of expenses, net assets to be sold, and cash flows data as of March 31, 2001, and for the period from April 1, 2001 to September 28, 2001 and for the years ended March 31, 2001 and 2000 is summarized as follows (amounts in thousands):

                                                                  Period from April 1, 2001
                                                                     to September 28, 2001
                                                              ----------------------------------
                                                                                         Total
                                                              Domestic International(1) Combined
                                                              -------- ---------------- --------
Net sales.................................................... $126,343     $119,255     $245,598
Cost of goods sold...........................................   38,153       50,360       88,513
                                                              --------     --------     --------
   Gross profit..............................................   88,190       68,895      157,085
Operating Expenses...........................................   44,648       57,819      102,467
                                                              --------     --------     --------
   Revenues in excess of expenses before provision for taxes
     on income...............................................   43,542       11,076       54,618
Provision for taxes on income................................   17,100        4,080       21,180
                                                              --------     --------     --------
   Revenues in excess of expenses............................ $ 26,442     $  6,996     $ 33,438
                                                              ========     ========     ========

                                                                  Year ended March 31, 2001
                                                              ----------------------------------
                                                                                         Total
                                                              Domestic International(1) Combined
                                                              -------- ---------------- --------
Net sales.................................................... $207,376     $228,162     $435,538
Cost of goods sold...........................................   61,316       98,199      159,515
                                                              --------     --------     --------
   Gross profit..............................................  146,060      129,963      276,023
Operating Expenses...........................................   79,716      110,052      189,768
                                                              --------     --------     --------
   Revenues in excess of expenses before provision for taxes
     on income...............................................   66,344       19,911       86,255
Provision for taxes on income................................   26,910        9,419       36,329
                                                              --------     --------     --------
   Revenues in excess of expenses............................ $ 39,434     $ 10,492     $ 49,926
                                                              ========     ========     ========

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                   NOTES TO COMBINED STATEMENTS--(Continued)


                                                                     Year ended March 31, 2000
                                                                 ----------------------------------
                                                                                            Total
                                                                 Domestic International(1) Combined
                                                                 -------- ---------------- --------
Net sales....................................................... $182,534     $230,395     $412,929
Cost of goods sold..............................................   58,095      102,213      160,308
                                                                 --------     --------     --------
   Gross profit.................................................  124,439      128,182      252,621
Operating Expenses..............................................   76,346      110,155      186,501
                                                                 --------     --------     --------
   Revenues in excess of expenses before provision for taxes on
     income.....................................................   48,093       18,027       66,120
Provision for taxes on income...................................   19,668        6,001       25,669
                                                                 --------     --------     --------
   Revenues in excess of expenses............................... $ 28,425     $ 12,026     $ 40,451
                                                                 ========     ========     ========

--------
(1) International includes primarily the Company's operations in France, the United Kingdom and Canada, together with certain smaller locations throughout the world. No particular country has a material component of the international operations.

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                   NOTES TO COMBINED STATEMENTS--(Continued)


                                                                                As of March 31, 2001
                                                                           -------------------------------
                                                                                                   Total
                                                                           Domestic International Combined
                                                                           -------- ------------- --------
Cash and cash equivalents................................................. $     99   $ 12,737    $ 12,836
Accounts receivable--trade, less allowance................................   20,462     64,344      84,806
Other receivables.........................................................      487      3,396       3,883
Inventories...............................................................   25,521     34,968      60,489
Deferred taxes............................................................    6,281         --       6,281
Prepaid expenses and other current assets.................................    2,109      3,922       6,031
                                                                           --------   --------    --------
       Total current assets...............................................   54,959    119,367     174,326
                                                                           --------   --------    --------
Property, plant and equipment, net........................................   91,785     21,139     112,924
                                                                           ========   ========    ========
Intangible assets:
   Excess of purchase price of businesses acquired over the net assets at
     date of acquisition, less amortization...............................   28,662     25,107      53,769
   Patents, trademarks, contracts, and formulae, less amortization........    8,921     17,639      26,560
                                                                           --------   --------    --------
       Total intangible assets............................................   37,583     42,746      80,329
Other assets..............................................................       --      3,624       3,624
                                                                           --------   --------    --------
       Total assets....................................................... $184,327   $186,876    $371,203
                                                                           ========   ========    ========
Accounts payable.......................................................... $  5,600   $ 35,580    $ 41,180
Accrued expenses..........................................................   16,299     16,578      32,877
Notes payable.............................................................       --      6,358       6,358
Taxes on income...........................................................       --      4,621       4,621
                                                                           --------   --------    --------
       Total current liabilities..........................................   21,899     63,137      85,036
Long-term liabilities.....................................................    5,104     25,301      30,405
       Total liabilities..................................................   27,003     88,438     115,441
Net assets to be sold.....................................................  157,324     98,438     255,762
                                                                           --------   --------    --------
       Total liabilities and net assets to be sold........................ $184,327   $186,876    $371,203
                                                                           ========   ========    ========

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                         NOTES TO COMBINED STATEMENTS


                                                                             Period from April 1, 2001 to
                                                                                  September 28, 2001
                                                                           --------------------------------
                                                                                                    Total
                                                                           Domestic  International Combined
                                                                           --------  ------------- --------
Cash flows from operating activities:
Revenues in excess of expenses............................................ $ 26,442     $ 6,996    $ 33,438
Adjustments to reconcile revenues in excess of expenses to cash flows from operations:
   Depreciation and amortization..........................................    2,943       1,677       4,620
   Amortization...........................................................      409         966       1,375

Other changes in assets and liabilities:
   Increase in accounts receivable........................................  (10,239)     (5,043)    (15,282)
   Increase in inventories................................................    3,571       2,176       5,474
   Increase (decrease) in prepaid expenses................................      347      (2,443)     (2,096)
   (Decrease) increase in accounts payable and accrued expenses...........   (4,002)        380      (3,622)
   (Increase) decrease in deferred taxes..................................   (2,272)       (165)     (2,437)
   Other changes..........................................................    1,041         353       1,394)
                                                                           --------     -------    --------
Changes in assets and liabilities.........................................  (11,554)     (4,742)    (16,296)
                                                                           --------     -------    --------
Cash flows provided by operations.........................................   18,240       4,897      23,137
                                                                           --------     -------    --------

Cash flows from investing activities:
   Additions to property, plant and equipment--net of acquisitions........   (2,402)     (2,539)     (4,941)
   Proceeds from sale of property, plant and equipment....................       54          25          79
                                                                           --------     -------    --------
Cash flows used in investing activities...................................   (2,348)     (2,514)     (4,862)
                                                                           --------     -------    --------

Cash flows from financing activities:
   Payments of debt....................................................... $     --     $(2,451)   $ (2,451)
   Cash transferred to CWI................................................  (15,991)     (3,144)    (19,135)
   Increase in borrowings.................................................       --       1,206       1,206
                                                                           --------     -------    --------
Cash flows provided by (used in) financing activities.....................  (15,991)     (4,389)
                                                                           --------     -------    --------
Foreign exchange effect on cash & cash equivalents........................       --         (50)        (50)
                                                                           --------     -------    --------
Decrease in cash and cash equivalents..................................... $    (99)    $(2,056)   $ (2,155)
                                                                           ========     =======    ========

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                   NOTES TO COMBINED STATEMENTS--(Continued)

                                                                        Year ended March 31, 2001
                                                                    --------------------------------
                                                                                             Total
                                                                    Domestic  International Combined
                                                                    --------  ------------- --------
Cash flows from operating activities:
Revenues in excess of expenses..................................... $ 39,434     $10,492    $ 49,926
Adjustments to reconcile revenues in excess of expenses
  to cash flows from operations:
Depreciation and amortization......................................    5,439       3,176       8,615
Amortization.......................................................    1,071       1,859       2,930
Other changes in assets & liabilities:
   Increase in accounts receivable.................................   (1,455)     (9.069)    (10,524)
   Increase in inventories.........................................      (73)     (1,502)     (1,575)
   Increase in prepaid expenses....................................     (271)       (426)       (697)
   Increase (decrease) in accounts payable & accrued expenses......     (984)     12,925      11,941
   Decrease in deferred taxes......................................   (1,579)        685        (894)
   Other changes...................................................      224      (1,536)     (1,312)
                                                                    --------     -------    --------
   Changes in assets & liabilities.................................   (4,138)      1,077      (3,061)
                                                                    --------     -------    --------
Cash flows provided by operations..................................   41,806      16,604      58,410
                                                                    --------     -------    --------

Cash flows from investing activities:
   Additions to property, plant and equipment--net of acquisitions.   (6,995)     (4,375)    (11,370)
   Proceeds from sale of property, plant and equipment.............    1,086         357       1,443
                                                                    --------     -------    --------
Cash flows used in investing activities............................   (5,909)     (4,018)     (9,927)
                                                                    --------     -------    --------

Cash flows from financing activities:
   Payments of debt................................................       --      (3,596)     (3,596)
   Cash transferred to CWI.........................................  (35,798)     (5,899)    (41,697)
   Increase in borrowings..........................................       --       2,173       2,173
                                                                    --------     -------    --------
Cash flows provided by (used in) financing activities..............  (35,798)     (7,322)    (43,120)
                                                                    --------     -------    --------
Foreign exchange effect on cash & cash equivalents.................       --        (553)       (553)
                                                                    --------     -------    --------
Increase in cash & cash equivalents................................ $     99     $ 4,711    $  4,810
                                                                    ========     =======    ========

                             CARTER-WALLACE, INC.

                              CONSUMER BUSINESS--
                  EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
               IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                   NOTES TO COMBINED STATEMENTS--(Continued)

                                                                               Year ended March 31, 2000
                                                                           --------------------------------
                                                                                                    Total
                                                                           Domestic  International Combined
                                                                           --------  ------------- --------
Cash flows from operating activities:
Revenues in excess of expenses............................................ $ 28,425    $ 12,026    $ 40,451
Adjustments to reconcile revenues in excess of expenses to cash flows from operations:
Depreciation and amortization.............................................    4,625       3,059       7,684
Amortization..............................................................    1,187       2,313       3,500
Other changes in assets & liabilities:
   Increase in accounts receivable........................................   (2,472)    (11,396)    (13,868)
   Increase in inventories................................................   (6,343)     (5,194)    (11,537)
   Increase in prepaid expenses...........................................     (474)     (1,095)     (1,569)
   Increase in accounts payable & accrued expenses........................      574       4,730       5,304
   Decrease in deferred taxes.............................................   (4,027)       (276)     (4,303)
   Other changes..........................................................      408      (1,913)     (1,505)
                                                                           --------    --------    --------
   Changes in assets & liabilities........................................  (12,334)    (15,144)    (27,478)
                                                                           --------    --------    --------
Cash flows provided by operations.........................................   21,903       2,254      24,157
                                                                           --------    --------    --------
Cash flows from investing activities:
   Additions to property, plant and equipment--net of acquisitions........   (6,886)     (8,330)    (15,216)
   Cash paid for acquisitions.............................................       --          --          --
   Decrease in short-term investments.....................................       --         313         313
   Proceeds from sale of property, plant and equipment....................      353         672       1,025
                                                                           --------    --------    --------
Cash flows used in investing activities...................................   (6,533)     (7,345)    (13,878)
                                                                           --------    --------    --------
Cash flows from financing activities:
   Payments of debt.......................................................       --      (5,008)     (5,008)
   Cash transferred (to) from CHI.........................................  (15,407)      3,605     (11,802)
   Increase in borrowings.................................................       --       2,781       2,781
                                                                           --------    --------    --------
Cash flows provided by (used in) financing activities.....................  (15,407)      1,378     (14,029)
                                                                           --------    --------    --------
Foreign exchange effect on cash & cash equivalents........................       --        (522)       (522)
                                                                           --------    --------    --------
Decrease in cash & cash equivalents....................................... $    (37)   $ (4,235)   $ (4,272)
                                                                           ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The following table sets forth certain information regarding the Company's directors, executive officers and key employees as of March 28, 2002.

  Name                  Age                      Position
  ----                  ---                      --------
  Robert A. Davies, III 66  Chief Executive Officer, Director
  Brad Casper.......... 42  President, Domestic Operations
                            (effective March 18, 2002)
  James Rogula......... 68  Director and former President, Domestic Operations
  Adrian Huns.......... 53  President, International Operations
  Maureen K. Usifer.... 42  Chief Financial Officer
  Thomas Gehrmann...... 58  Chief Financial Officer, International Operations
  Philip E. Berney..... 38  Director
  Zvi Eiref............ 63  Director
  Michael B. Goldberg.. 54  Director
  Michael B. Lazar..... 32  Director
  T. Rosie Albright.... 54  Advisor to the Board of Directors

   Robert A. Davies, III has been chief executive officer of the Company, on an interim basis, since the closing of the Acquisition. Mr. Davies has served as chairman of the board and chief executive officer of C&D since February 2001. He served as president of C&D from February 1995 until he was elected chairman. From January 1995 to September 1995, Mr. Davies was president of the Arm & Hammer Division at C&D. Before joining C&D in 1995, he served as president and chief executive officer and a member of the board of directors of California Home Brands, Inc. Mr. Davies is also director of Footstar, Inc. and The Newgrange School.

   Brad Casper became president, domestic operations of the Company on March 18, 2002. Mr. Casper also serves as president, personal care division of C&D. Mr. Casper held various positions with Procter & Gamble where he most recently served as vice president, global fabric care. He served in the global fabric care role for three years prior to which he was general manager, Hong Kong and China hair care. Mr. Casper began his career with General Electric.

   James Rogula was the Company's president, domestic operations from the closing of the Acquisition until March 18, 2002. Mr. Rogula serves as president, personal care division of C&D until March 18, 2002. Since January 1995, Mr. Rogula has held several positions with The Scotts Company. He continued to serve as group executive vice president for The Scotts Company's North American Business Groups until the closing date of the Acquisition. Mr. Rogula was also president of American Candy Company from 1990 to 1994, and served as vice president and general manager of the Arm & Hammer division at C&D from 1982 to 1989. Prior to 1982, Mr. Rogula held several different positions with various consumer products companies, including serving as vice president new products at Carter-Wallace from 1967 to 1972.

   Adrian Huns has been the Company's president, international operations since the closing of the Acquisition. Mr. Huns has served as president, international division for the Carter-Wallace consumer business since May 1996. Prior to this time he was managing director of the Carter-Wallace consumer business' subsidiary operation in the United Kingdom for 6 years. Mr. Huns worked in Belgium for the Medgenix Group between 1988 and 1989 and served as director of marketing for the international branded health care operations of the Boots Company in England between 1978 and 1988.

   Maureen K. Usifer has been the Company's chief financial officer since the closing of the Acquisition. Ms. Usifer was with C&D from 1988 until she joined us. From May 2000 through October 2001, Ms. Usifer was Division Controller of C&D's Armus joint venture, which encompassed $500 million in laundry sales. From 1996 through 2000, Ms. Usifer was a Senior Finance Manager of C&D, handling all of the Arm & Hammer's personal care businesses.

   Thomas Gehrmann has been the Company's chief financial officer, international operations since the closing of the Acquisition. Mr. Gehrmann has served as divisional vice president for international finance in the Carter-Wallace consumer business since 1983. Previously Mr. Gehrmann held other finance positions within Carter-Wallace's domestic operations and prior to that was at Johnson & Johnson in various finance roles between 1969 and 1978.

   Philip E. Berney has been a managing director of Kelso since January 1999 and has served as one of the Company's directors since the closing of the Acquisition. Prior to January 1999, Mr. Berney was a senior managing director and head of high yield finance at Bear Stearns & Co. Mr. Berney is a director of CDT Holdings, plc and Key Components, Inc.

   Zvi Eiref has served as one of the Company's directors since the closing of the Acquisition. Mr. Eiref has been vice president and chief financial officer of C&D since November 1995. Mr. Eiref also served as chief financial officer of C&D from 1979 to 1988. From 1988 to 1995, Mr. Eiref was employed by Chanel, Inc. as senior vice president, finance.

   Michael B. Goldberg has served as one of the Company's directors since the closing of the Acquisition. Mr. Goldberg has been a managing director of Kelso since October 1991. Mr. Goldberg served as a managing director and jointly managed the merger and acquisitions department at The First Boston Corporation from 1989 to May 1991. Mr. Goldberg was a partner at the law firm of Skadden, Arps, Slate, Meagher & Flom from 1980 to 1989. Mr. Goldberg is a director of Consolidated Vision Group, Inc., Endo Pharmaceuticals, Inc., HCI Direct Inc. and Unilab Corporation. Mr. Goldberg is also a director of the Phoenix House Foundation and the Woodrow Wilson Council.

   Michael B. Lazar has served as one of the Company's directors since the closing of the Acquisition. Mr. Lazar has been a vice president of Kelso since January 1999 after having joined Kelso in October 1993. Prior to October 1993, Mr. Lazar served as an associate in the Acquisition Finance Group at Chemical Securities, Inc.

   T. Rosie Albright, formerly the president of the domestic consumer division of the Carter-Wallace consumer business, became an advisor to the Company's board of directors upon closing of the Acquisition. Ms. Albright served as corporate vice president, consumer products of Carter-Wallace and president, Carter Products Division of Carter-Wallace from December 1995 until the closing date of the Acquisition. Prior to 1995, Ms. Albright was general manager and executive vice president, beauty care with Revlon, Inc.

ITEM 11.  EXECUTIVE COMPENSATION.

   The following table sets forth information concerning annual compensation earned, paid or accrued by the Company during the period following the inception of the Company, from September 28, 2001 to December 31, 2001, to, or for, the Chief Executive Officer, and each of the next four highest paid executive officers of the Company who served as executive officers during the fiscal period ended December 31, 2001 and whose total salary and bonus for the period exceeded $100,000.

                          SUMMARY COMPENSATION TABLE

                            Quarterly Compensation

                                                         Other Quarterly
                                                          Compensation          All Other
Name and Principal Position Year Salary ($)  Bonus ($)         ($)       Compensation(3)(4)(5)(6)
--------------------------- ---- ----------  ---------   --------------- ------------------------
Robert A. Davies, III       2001  126,083(1)  150,375(1)       --                 20,163
  Chief Executive Officer

James Rogula,               2001   81,250(2)   47,400(2)       --                 52,887
  President

Zvi Eiref,                  2001   65,000(1)   68,750(1)       --                 10,624
  Vice President and Chief
  Financial Officer

Adrian Huns,                2001   97,890      73,400          --                 11,887
  President, International
  Operations

--------
(1) Mr. Davies and Mr. Eiref render services to C&D and the Company. We estimate that approximately 25% of this compensation represents compensation for services rendered to the Company.
(2) Mr. Rogula renders services to the Company and C&D. We estimate that approximately 48% of Mr. Rogula's annual compensation was for services rendered to the Company and approximately 52% was for services rendered to C&D.
(3) Includes C&D contributions, vested and unvested, under C&D's Investment Savings Plan and the Profit Sharing Plan. Total contributions on behalf of named individuals were as follows: R.A. Davies, III $14,490; J. Rogula $8,684; Z. Eiref $7,678; A. Huns $11,562.
(4) Includes compensation deferred pursuant to a deferred compensation agreement with C&D, providing certain plan contributions above Internal Revenue Code limits. Such amounts are not deferred at the request of the individual or C&D. Total compensation deferred on behalf of named individuals was as follows for 2001: R.A. Davies, III $2,475; J. Rogula $720; Z. Eiref $675.
(5) Includes premiums paid for life insurance plans. Total premiums paid on behalf of named individuals were as follows for 2001: R.A. Davies, III $3,198; J. Rogula $195; Z. Eiref $2,271; A. Huns $325.
(6)  Includes $43,288 for reimbursement of relocation expenses.

Option/SAR Grants in Last Fiscal Year

   The Company did not sponsor any equity-based incentive plans for the last completed fiscal year.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

   The Company did not sponsor any equity-based incentive plans for the last completed fiscal year.

Employment Agreements, Termination Provisions and Change in Control Arrangements

   In connection with the Acquisition, the Company entered into a letter agreement with Mr. Huns. The letter agreement contemplates a negotiation of a new employment agreement with Mr. Huns and requires the Company to assume all obligations of Carter-Wallace under a prior change in control agreement between Mr. Huns and Carter-Wallace until such new agreement is finalized. Under the change in control agreement, if Mr. Huns' employment is terminated by the Company for any reason other than for cause or is terminated by Mr. Huns as a result of a diminution in position, authority, duties or responsibilities or in certain other circumstances, the Company is obligated to pay Mr. Huns a lump sum payment equal to two times the annual salary and bonus and an increased benefit under Executive Pension Benefits Plan based on final salary and bonus and credit for three additional years of service and treating such benefit as fully vested. In addition, the Company is required to continue the benefits for a two-year period following termination of employment or such longer period as an applicable plan or program provides. As a result of the Acquisition, a change in control has already occurred under the prior change in control agreement and Mr. Huns will be entitled to approximately $2.5 million (which amount excludes an additional payment equal to any applicable excise tax under the Internal Revenue Code and income taxes associated with such additional payment), if Mr. Huns' employment is terminated by the Company for any reason other than for cause or is terminated by Mr. Huns as a result of a diminution in position, authority, duties or responsibilities or in certain other circumstances.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth, as of March 28, 2002, certain information concerning the beneficial ownership of (a) each director, (b) each nominee for director, (c) each executive officer, (d) each holder of more than 5% of the Company's membership interests, and (e) all directors and executive officers as a group (based on 10,000 membership interests outstanding on such date). Each of the persons named below has sole voting power and sole investment power with respect to the membership interests set forth opposite his or her name, except as otherwise stated.

                                                                          Number of  Percent of
                                                                          Membership Membership
                        Name of Beneficial Owner                          Interests  Interests
                        ------------------------                          ---------- ----------
Kelso Investment Associates VI, L.P. and KEP VI, LLC(1)(2)...............   5,000       50.0%
Frank T. Nickell(1)(3)...................................................   5,000(3)    50.0%(3)
Thomas R. Wall, IV(1)(3).................................................   5,000(3)    50.0%(3)
George E. Matelich(1)(3).................................................   5,000(3)    50.0%(3)
Michael B. Goldberg(1)(3)(4).............................................   5,000(3)    50.0%(3)
David I. Wahrhaftig(1)(3)................................................   5,000(3)    50.0%(3)
Frank K. Bynum, Jr.(1)(3)................................................   5,000(3)    50.0%(3)
Philip E. Berney(1)(3)(4)................................................   5,000(3)    50.0%(3)
Michael B. Lazar(1)(4)(5)................................................       0        0.0%
Church & Dwight Co., Inc.(6).............................................   5,000       50.0%
Robert A. Davies, III(4)(7)..............................................       0          0
Brad Casper(7)...........................................................       0          0
James Rogula(4)(7).......................................................       0          0
Zvi Eiref(4)(7)..........................................................       0          0
Adrian Huns..............................................................       0          0
Maureen K. Usifer(7).....................................................       0          0
Thomas Gehrmann..........................................................       0          0
T. Rosie Albright........................................................       0          0
All directors and executive officers of Armkel as a group (11 persons)(8)   5,000(3)      50%(3)

--------
(1) The business address for these persons is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York 10022.
(2) Represents the combined ownership of Kelso Investment Associates VI, L.P. and KEP VI, LLC. Kelso Investment Associates VI, L.P. and KEP VI, LLC could be deemed to beneficially own each of the other's membership interests, but disclaim such beneficial ownership.
(3) Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney may be deemed to share beneficial ownership of membership interests owned of record by Kelso Investment Associates VI, L.P. and KEP VI, LLC, by virtue of their status as managing members of KEP VI, LLC and the general partner of Kelso Investment Associates VI, L.P. Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney share investment and voting power with respect to the membership interests owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC but disclaim beneficial ownership of such membership interests.
(4) Members of the Company's board of directors.
(5) Mr. Lazar is not reporting any beneficial ownership, but could be deemed to share beneficial ownership of membership interests owned of record by Kelso Investment Associates VI, L.P. and KEP VI, LLC, by virtue of his status as a non-managing member of KEP VI, LLC and the general partner of Kelso Investment Associates VI, L.P. Mr. Lazar may be deemed to share investment and voting power with Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney with respect to the membership interests owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC but disclaims beneficial ownership of such membership interests.
(6) The business address for Church & Dwight Co., Inc. is 469 North Harrison Street, Princeton, New Jersey 08543.
(7) The business address for these persons is c/o Church & Dwight Co., Inc., 469 North Harrison Street, Princeton, New Jersey 08543.
(8) Includes membership interests the beneficial ownership of which Messrs. Berney and Goldberg may be deemed to share, as described in notes 3 and 5 above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Arrangements with Church & Dwight

   In connection with the consummation of the Acquisition, the Company entered into a series of agreements with C&D. C&D beneficially owns 50% of the Company's membership interests. C&D has the right to and has appointed three of the Company's six directors. The agreements are described below:

   Management Services Agreement. Upon consummation of the Acquisition, the Company entered into a management services agreement with C&D pursuant to which C&D has agreed to provide the Company with corporate management and administrative services primarily for its domestic operations. These services generally include, but are not limited to, sales, marketing, facilities operations, finance, accounting, MIS, legal and regulatory, human resources, R&D, Canadian sales and executive and senior management oversight of each of the above services, each as more fully described below. C&D has begun to provide the Company with some of these services and will provide it with others as described below. The Company employs its own finance managers and brand managers at C&D's Princeton, New Jersey corporate headquarters and manufacturing personnel located at the Colonial Heights facility. In addition, the Company employs its own R&D employees, who will be located at C&D's Princeton, New Jersey, corporate headquarters and who will operate under the supervision of C&D personnel.

   C&D has agreed that the services they provide will be in the scope and nature substantially the same as such services were provided within the Carter-Wallace consumer business prior to the Acquisition, and that C&D personnel will provide substantially the same level of service and use substantially the same degree of care as consistent with the highest level of services, determined on an aggregate basis, provided by C&D to its own products, divisions or subsidiaries. In addition, C&D has agreed that it will not favor its own products, divisions or subsidiaries over those services provided to the Company under the management services agreement (as viewed on an aggregate basis), that it will make available all resources and personnel reasonably necessary to perform the services in a manner consistent with the standards described above and that all employees it designates to provide the services to the Company will have the appropriate skill sets to perform such services and that these employees will not, without the Company's prior approval, have material conflicts of interest or responsibilities that materially conflict with the services to be provided under the management services agreement.

   Under the management services agreement, C&D currently provides the Company with domestic selling services comparable to those provided at the Carter-Wallace consumer business historically, including direct selling activities to retail customers, supervision of broker organizations and operations for non-direct sales and related administrative functions such as pricing announcements, promotional bulletins, brand pricing and promotion execution. During the year 2002, C&D will begin to provide general sales support for the Company's Canadian operations, similar to those C&D provides for the Company's domestic operations. The marketing services that C&D provides to the Company include creative services, packaging and graphic development, marketing research and related consumer testing services, website maintenance, consumer relations and specialized consumer promotion programs. C&D may, from time to time, contract with an outside advertising agency for certain creative services, including execution and production of television, radio and print commercials. The Company employs its own brand managers who coordinate marketing activities with the designated C&D employees.

   In 2002, C&D has begun providing the Company with domestic facilities and operational services that include customer service functions, production planning, transportation analysis, inventory control, engineering, purchasing, environmental and safety analysis, general plant supervision and manufacturing management and oversight. In addition, C&D will provide distribution services for all of the Company's domestic products, as described under "Manufacturing and Distribution Agreement."

   In the first half of 2002, C&D began providing the Company with finance services and accounting services. The finance services that C&D will provide under the management services agreement consist of promotional payment services comparable to those provided at the Carter-Wallace consumer business historically. The Company employs its own personnel to perform budgeting, forecasting, financial analysis, bill payment and financial closing activities. All domestic accounting activities will be performed by C&D, including accounts payable functions, credit and collections functions, cash applications to accounts receivables, treasury, risk management, general expense analysis, projections and external reporting functions. Consolidation and reporting activities performed by C&D for the Company will include the international business. Plant costs and inventory accounting functions are performed by the Company's own personnel.

   In the first half of 2002, C&D began providing the Company with management information services that include order processing, production of sales reports, deployment and sourcing of inventory and other inventory control functions, transportation planning, billing, promotion and pricing functions, maintenance of accounts payable and accounts receivable, sales forecasting, network maintenance and support, including desktop support, and data and voice communications and support of plant MIS functions.

   C&D also currently provides a full range of legal and regulatory services to the Company, including regulatory compliance and advertising claims support, litigation services, tax services, including planning and compliance, intellectual property management, employment matters, securities laws compliance and transactional legal services. In addition, international legal services will be provided on an as needed basis.

   C&D also currently provides the Company with general human resources corporate support for domestic and international operations. These services include employee relations support in all locations, organization development and executive training, implementation of short and long term incentive plans, recruiting, surveys of headcount, wages and work practices, general employer, operations and labor relations support and corporate benefits administration. The Company performs its own human resources functions at each of its plants and facilities.

   The Company also performs its own R&D activities, including brand maintenance and support, existing product development and new product development. C&D provides supplementary R&D services related to package design and engineering, process development and engineering, corporate quality control and assurance functions consisting of system design and quality control auditing systems, technology development, manufacturing oversight and clinical research in connection with regulatory compliance, at the direction of the Company's R&D employees.

   Under the management services agreement (the "MSA"), C&D provides the Company with executive and senior management supervisory services, including oversight of all of the above services by designated management personnel, planning and oversight of the implementation of services under the agreement and development of the Company's general business strategy. These executive and senior management activities are to be performed at the direction of the Company's board of directors and under the supervision of its executive officers.

   The service charges under the MSA will commence on an agreeable starting date for each of the services at which time the applicable fee structure set forth in the agreement will commence. The parties agreed to commence the sales and legal and regulatory services on September 28, 2001. As of December 31, 2001, the parties had not yet agreed to commence the other services but have agreed to an alternative method to compensate C&D for services provided to the Company. The Company was charged $2.1 million for such services for the period from September 29, 2001 to December 31, 2001. Beginning in 2002 the Company will compensate C&D for services provided under the management services agreement based upon a schedule of costs. Under the MSA, the Company will initially pay annual fees of $1.7 million for domestic sales services; $1.6 million for Canadian sales services; $1.0 million for advertising and creative services; $1.7 million for operations functions; $2.2 million for accounting services; $1.6 million for management information services;

$1.0 million for human resources functions; and $3.5 million for legal services, including regulatory affairs services; and the Company reimburses C&D for actual costs incurred for marketing, finance and R&D functions. In addition, the Company pays a quarterly fee equal to five percent of its EBITDA (as EBITDA is calculated pursuant to the management services agreement) for the previous quarter, which fee will be adjusted annually, for executive and senior management oversight services. However, the Company and C&D have agreed to re-evaluate the fee structure under the management services agreement, including the underlying methods used to determine the allocations thereof, from time to time, and in any event at least annually and following any increase in the Company's fiscal year net sales by 10% or more over the prior fiscal year's net sales, to confirm that the fee structure produces a result consistent with the fair allocation of costs and benefits incurred by the parties. If the Company and C&D are unable to agree upon adjustments to the fee structure, the fixed fees paid under the management services agreement will be adjusted based on the increase and/or decrease in the consumer price index for that year. In addition, the Company and C&D may agree to add new services under the agreement that are not presently contemplated. The Company will reimburse C&D for the actual and necessary costs required to commence provision of the services to be provided under the management services agreement, including costs and expenses for transition employees and relocation and recruiting costs and expenses.

   The term of the management services agreement is five years, with automatic one-year renewals unless the Company provides six months' notice that it does not want to renew the agreement. The Company may, acting at the direction of Kelso, terminate the management services agreement upon a change of control of C&D, upon a bankruptcy of either C&D or the Company, or upon the sale of C&D's or Kelso's ownership interests in the Company to a third party. See "The Joint Venture Agreement--Transfers of Interests; Preferential Purchase or Sale Rights" for a description of the circumstances under which C&D may transfer its interests in the Company.

   In addition, the management services agreement contains provisions that permit the Company to terminate the agreement with respect to any particular service or services provided by C&D, if:

  . such service or services have been significantly deficient for a period of at least 180 days, compared to how such service or services could have been provided by an independent third party who performed similar services for a business of the size and type of the Company, and such deficiency was within C&D's control;

  . the Company's chief executive officer recommends to its board of directors to terminate such service or services; and

  . the Company has provided written notice to C&D detailing such deficiency and has given C&D an opportunity to cure such deficiency for a period of at least 90 days.

   Manufacturing and Distribution Agreement. Pursuant to the manufacturing and distribution agreement, C&D will manufacture products associated with the Nair product line for the Company using the Company's equipment, which the Company anticipates will be relocated to a C&D facility during 2002. The products will be manufactured in an amount reflecting the Company's best estimates of its production requirements. The Company will pay C&D an annual fee of $500,000 for manufacturing overheads, which includes quality control, maintenance and maintenance supplies, utilities, general plant supervision, property taxes and insurance, and an annual fee of $300,000 for facilities operations, which includes customer service functions, production planning, inventory control, engineering, purchasing, environmental and safety analysis and implementation and manufacturing management. In addition, the Company will reimburse C&D for their direct manufacturing labor costs. Under the manufacturing and distribution agreement, C&D also will provide distribution services for all of the Company's products, and the Company will reimburse C&D for the actual costs of storage, handling, freight, raw and packaging materials, plus certain costs of warehousing, labor and overhead and returned goods processing based on time records, space utilization or a similar basis. Under certain circumstances, C&D has agreed to provide the Company manufacturing and distribution services with respect to any new products the Company may develop at a cost structure to be agreed by C&D and the Company.

   C&D has agreed that the services they provide to the Company under the manufacturing and distribution agreement will be in the scope and nature substantially the same as such services were provided within the Carter-Wallace consumer business prior to the Acquisition, and that C&D personnel will provide substantially the same level of service and use substantially the same degree of care as consistent with the highest level of services, determined on an aggregate basis, provided by C&D to its own products, divisions or subsidiaries. In addition, C&D has agreed that it will not favor its own products, divisions or subsidiaries over those services provided to the Company under the manufacturing and distribution agreement (as viewed on an aggregate basis), and that all employees it designates to provide the manufacturing and distribution services to the Company will have the appropriate skill sets to perform such services and that these employees will not, without the Company's prior approval, have material conflicts of interest or responsibilities that materially conflict with the services to be provided under the manufacturing and distribution agreement. The agreement contains customary indemnification provisions.

   The term of the manufacturing and distribution agreement is five years, with one-year automatic renewals unless either party provides six months' written notice that it does not wish to renew the agreement. In addition, the manufacturing and distribution agreement contains provisions for the re-evaluation of fee structures, the addition of new services and termination of the agreement with respect to any particular service or services provided by C&D on similar terms as those described above for the management services agreement.

   Arrid Manufacturing Agreement. In connection with the Company's sale of the Disposed Businesses to C&D, the Company entered into the Arrid manufacturing agreement with C&D, pursuant to which the Company manufactures certain products associated with the Arrid Extra Dry, Arrid XX and Lady's Choice product lines for C&D at its Cranbury, New Jersey facility, using equipment owned by C&D. The products are manufactured by the Company in an amount reflecting C&D's best estimates of its production requirements, and the Company manufactures these products for C&D at the Company's cost. The Arrid manufacturing agreement expires on September 28, 2002, although it may be terminated earlier if C&D relocates the related manufacturing equipment out of the Cranbury plant before the end of the term. The Arrid manufacturing agreement contains customary indemnification provisions.

The Joint Venture Agreement

   The Company is a Delaware limited liability company. The Company was formed as a joint venture among C&D, which owns 50%, and an entity wholly owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC, which the are referred to as the Kelso funds, which owns 50%, for the purpose of acquiring the consumer products business of Carter-Wallace. The Company's joint venture agreement governs the Company's operations. The material provisions of this agreement are described below.

   Governance. The joint venture agreement contains provisions regarding the Company's governance, including the following:

  . Board of Directors. The Company's board of directors consists of three directors appointed by C&D and three directors appointed by the Kelso funds. Any committee established by the Company's board of directors must have an equal number of directors appointed by the Kelso funds and by C&D. Any action by the Company's board of directors requires the affirmative vote of members holding a majority of membership interests present at a meeting at which such matter is voted upon, except that in certain matters, approval of at least one C&D director and at least one Kelso director is also required. The presence of an equal number of Kelso directors and C&D directors constitutes a quorum.

  . Officers and Management. The Company's officers may be removed by its board of directors (requiring, in the case of its chief executive officer, the approval of at least one Kelso director and one C&D director) or the Company's chief executive officer (in the case of its other officers). In addition, if certain financial targets are not satisfied, Kelso has the right to remove the Company's chief executive officer. Vacancies in the Company's officer positions will be filled by its board of directors (which, in the case of the Company's chief executive officer and chief financial officer positions, require the approval of a Kelso director and a C&D director) or the Company's chief executive officer.

   A number of significant managerial functions are performed for the Company by C&D. For additional information about the Company's management, see Item 10. Directors and Executive Officers of the Registrant.

   Transfers of Interests; Preferential Purchase or Sale Rights. Except as described below, the Company's members may not transfer their interests in the Company or admit additional members (other than in transactions with certain of their respective affiliates), without the prior written consent of all of the other members.

  . Call Option. The Kelso funds have granted C&D an option to purchase the Kelso funds' membership interests in the Company. The option is exercisable at any time after the third anniversary and before the fifth anniversary of the closing of the Acquisition. The purchase price for the Kelso funds' interests in the Company is equal to 50% of the Company's fair market value at the time the option exercise notice is given, as determined pursuant to a valuation method set forth in the joint venture agreement. The purchase price is subject to certain floors and caps which are indexed to the Kelso funds' rate of return on their investment in the Company.

  . Right of First Offer and Drag Along Rights. The joint venture agreement provides for a mechanism whereby the Company's members may dispose of their interests and, in certain circumstances, force a sale of the entire entity. At any time after the fifth anniversary of the closing of the Acquisition, in the case of a request by the Kelso funds, and after the seventh anniversary of the closing of the Acquisition, in the case of a request by C&D, the Kelso funds or C&D may request that the other party purchase all (but not less than all) of the requesting party's ownership interests in the Company at a price specified in the request. If the other party declines the request, the requesting party may sell all of its interests and all of the other member's interest in the Company to a third party, with the proceeds of such sale to be distributed to the members in accordance with the terms of the joint venture agreement. Under certain circumstances, if the proceeds of a proposed third party sale are insufficient to provide the Kelso funds with a return of their initial investment (less $5.0 million), C&D may elect to purchase the Kelso funds' interests at a price equal to the amount of the Kelso funds' initial investment (less $5.0 million), or pay the Kelso funds the amount of such shortfall, as described below.

  . Change of Control Put Option. The joint venture agreement also provides that, upon the occurrence of a change of control of C&D (as defined in the joint venture agreement), the Kelso funds may require C&D to purchase all of the Kelso funds' ownership interests in the Company at a price equal to (i) the fair market value of the Company at the time the option exercise notice is given, minus $5.0 million, multiplied by 50%, plus
      (ii) $5.0 million.

   The foregoing purchase and sale rights will be subject to various adjustments and limitations not described above, including the agreement by C&D that, in the case of a forced sale to a third party, after the seventh anniversary of the Acquisition it will make up any shortfall to the Kelso funds relative to the Kelso funds' aggregate initial capital contribution, less $5.0 million.

   Covenants of C&D.  Under the joint venture agreement, C&D have agreed that:

  . without the prior consent of the Kelso funds, C&D will not incur any indebtedness unless C&D's ratio of consolidated debt to adjusted EBITDA (as defined in C&D's senior credit facility) for the prior four fiscal quarters is less than 4.5:1.0, or unless C&D has provided the Kelso funds with a letter of credit or other reasonably satisfactory credit support in an amount equal to the Kelso funds' initial capital contributions, less $5.0 million;

  . it will not create or cause or permit to exist any restriction on its ability to operate the Company or on the Company's ability to engage in any line of business; and

  . if presented with an opportunity to operate or invest in any entity engaged in the business of manufacturing, marketing or selling of condoms, depilatory products or diagnostic tests, or, with respect to non-U.S. operations, cosmetics, over-the-counter drugs or toning and exfoliating products, it will first offer such opportunity to the Company.

   Covenant of Kelso. Under the joint venture agreement, the Kelso funds have agreed that, if presented with an opportunity to operate or invest in any entity engaged in the business of manufacturing, marketing or selling condoms, depilatory products or diagnostic tests, it will first offer such opportunity to the Company.

   Termination of the Joint Venture Agreement. The joint venture agreement will terminate upon the occurrence of any of the following:

  .   the vote of all members in favor of termination;

  .   an initial public offering of the Company's equity interests;

  . the payment of the proceeds of any sale of the Company to a third party, or upon the final liquidating distribution made in connection with a dissolution of the Company; or

  . the payment in full by either member of the purchase price for all the membership interests of the other member.

   Dissolution of the Company. The Company will be dissolved and its assets liquidated upon the occurrence of any of the following:

  .   the vote of all members in favor of dissolution;

  . the sale, exchange or disposition of substantially all of the Company's assets;

  . an insolvency event with respect to any member, if other members holding at least 50.0% of the interests vote in favor of dissolution;

  . it becoming unlawful for a member to conduct its business substantially in the manner contemplated by the joint venture agreement; or

  .   a judicially ordered dissolution.

Ongoing Arrangements with Carter-Wallace

   General. As a condition to, and as part of, the Acquisition, the Company entered into a number of agreements to provide certain services to, and receive certain services from, Carter-Wallace. These services relate to certain aspects of the businesses to be operated by the Company and Carter-Wallace following the Acquisition. The material arrangements are described below:

   Cranbury Facilities Sharing Agreement and Lease. Under the Cranbury facilities sharing agreement and lease, the Company has leased to Carter-Wallace for two years a portion of the manufacturing plant in Cranbury (purchased by the Company as part of the Acquisition) at a specified monthly rent. The agreement contains provisions whereby Carter-Wallace may elect to extend the term of the lease for up to an additional 18 months. The rental payments payable under the agreement escalate from approximately $125,000 per month during the initial year to up to $500,000 per month during the optional extension periods. In addition, the Company has granted to Carter-Wallace an option to purchase this property following the expiration of the lease at the greater of $20.0 million or the fair market value of the property on the date the option is exercised.

   Transition Services Agreement. Pursuant to the transition services agreement, the Company provides office administration, distribution and human resources services to Carter-Wallace at the Company's Cranbury and Dayton facilities. Services will be provided at the Cranbury facility for the duration of the Cranbury facilities sharing agreement and lease, and will be provided at Dayton for the duration of the Company's lease of that facility, which is scheduled to expire in mid 2002. Carter-Wallace will pay scheduled fees for these services, which in the aggregate equal approximately $200,000 per month, although it has the option to terminate some or all of the services provided to it upon advance written notice. In addition, for the same time periods, the Company has agreed to make available to Carter-Wallace certain of its unionized production employees and quality-control employees to perform pharmaceutical production services for Carter-Wallace's pharmaceutical operations at Cranbury and Dayton under the supervision of Carter-Wallace personnel. Carter-Wallace has assumed all costs and legal obligations associated with the relevant employees. In addition, for a period of one year from the date of the Acquisition, Carter-Wallace will provide information technology services to the Company in exchange for a monthly fee of $85,000. The Company has also agreed to purchase systems support services from Carter-Wallace, including assistance with transferring records from Carter-Wallace's systems, for $200,000 per month for the length of the Cranbury lease, although the Company may terminate such services upon written notice to Carter-Wallace.

   The Indemnification Agreements. Upon consummation of the Acquisition, certain stockholders of Carter-Wallace entered into an indemnification agreement, pursuant to which they are be required to indemnify the merger buyer and certain related parties from damages suffered by such parties in relation to the exercise of appraisal rights with respect to the merger under the Delaware General Corporation Law. The Company has entered into an agreement pursuant to which it has agreed to indemnify Carter-Wallace and certain related parties from liabilities of Carter-Wallace relating to any action challenging the validity of the merger or the Acquisition (other than on antitrust grounds) and 60% of all liabilities of Carter-Wallace relating to the exercise of appraisal rights with respect to the merger under the Delaware General Corporation Law. The agreement to which the Company is a party provides for indemnification after taking into account any amounts received under the indemnification agreement between Carter-Wallace and certain of its stockholders described above. The Company believes that the combined effect of these agreements is that our potential indemnification obligations with respect to appraisal rights claims are effectively limited to approximately $12.0 million, although there is no cap on the Company's indemnification obligation arising out of other transaction-related liabilities of Carter-Wallace. However, in connection with the Company's sale of the Disposed Businesses to C&D, C&D agreed to indemnify the Company for up to 17.38% of amounts that the Company may become liable for pursuant to the indemnification agreement with Carter-Wallace. See "The Acquisition; Product Line Resale to C&D and Related Matters" for a discussion of the sale to C&D.

   The Company has also agreed to indemnify Carter-Wallace and certain related parties against liabilities assumed by us pursuant to the Asset Purchase Agreement. Carter-Wallace has agreed to indemnify the Company and certain related parties against any liabilities not assumed by the Company in the Asset Purchase Agreement.

   Other Agreements Related to the Acquisition. The Company has entered into a number of other agreements in connection with the Acquisition. Pursuant to an insurance claims agreement, any insurance proceeds received by the Company with respect to any assets or liabilities excluded from the assets purchased or liabilities assumed by the Company will be paid to Carter-Wallace, and any insurance proceeds received by Carter-Wallace with respect to any purchased assets or assumed liabilities will be paid to the Company. Pursuant to a consumer products transitional trademark license agreement, Carter-Wallace has granted to the Company a fully paid, worldwide non-exclusive license for a period of up to one year to use the "Carter-Wallace" name and related logos used on any and all consumer and personal care products manufactured or distributed by the consumer products business purchased by the Company. Pursuant to the company patent license agreement, the Company has agreed to license for the life of each patent, on a royalty-free and exclusive basis, specified patents and related know-how to Carter-Wallace for use in Carter-Wallace's healthcare and pharmaceuticals business.

Other Agreements

   Kelso Financial Advisory Services Agreement. Kelso has agreed to provide the Company with financial advisory services for which the Company will pay an annual fee of $1.0 million. The Company has agreed to indemnify Kelso against certain liabilities and reimburse expenses in connection with its engagement. In addition, upon consummation of the Acquisition, the Company paid Kelso a fee of $4.5 million for investment banking services provided in connection with the Acquisition.

   Church & Dwight Fee Agreement. Upon consummation of the Acquisition, the Company paid C&D a transaction fee of $3.5 million for services provided in connection with the Acquisition.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements

   See Item 8. FINANCIAL STATEMENTS AND OTHER DATA

(a) 2.  Financial Statements Schedule

   Included in Part IV of this report:

   See Item 8. FINANCIAL STATEMENTS AND OTHER DATA

(a) 3.  Exhibits

Exhibit
Numbers                                            Description
-------                                            -----------

  3.1   Certificate of Formation of Armkel, LLC dated March 9, 2001 (Incorporated by Reference to
        Exhibit 3.1 to the Company's Registration Statement on Form S-4, dated November 9, 2001)

  3.2   Limited Liability Company Agreement of Armkel, LLC, dated as of March 9, 2001 (Incorporated by
        Reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, dated
        November 9, 2001)

  3.3   Amended and Restated Limited Liability Company Agreement of Armkel, LLC, dated as of
        August 27, 2001 (Incorporated by Reference to Exhibit 3.3 to the Company's Registration Statement
        on Form S-4, dated November 9, 2001)

  3.4   Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Armkel,
        LLC, dated as of September 24, 2001 (Incorporated by Reference to Exhibit 3.4 to the Company's
        Registration Statement on Form S-4, dated November 9, 2001)

  3.5   Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Armkel,
        LLC dated as of September 24, 2001*

  4.1   Indenture, dated as of August 28, 2001, by and among Armkel, LLC, Armkel Finance, Inc. and
        The Bank of New York, as Trustee (Incorporated by Reference to Exhibit 4.1 to the Company's
        Registration Statement on Form S-4, dated November 9, 2001)

  4.2   Registration Rights Agreement dated as of August 28, 2001 by and among Armkel, LLC,
        Armkel Finance, Inc., J.P. Morgan Securities Inc. and Deutsche Banc. Alex Brown Inc. (Incorporated
        by Reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, dated
        November 9, 2001)

 10.1   Management Services Agreement dated as of September 28, 2001 by and between Church & Dwight
        Co., Inc. and Armkel, LLC (Incorporated by Reference to Exhibit 10.1 to the Company's Registration
        Statement on Form S-4, dated November 9, 2001)

 10.2   Manufacturing and Distribution Agreement dated as of September 28, 2001 by and between
        Church & Dwight Co., Inc. and Armkel, LLC (Incorporated by Reference to Exhibit 10.2 to the
        Company's Registration Statement on Form S-4, dated November 9, 2001)

 10.3   Arrid Manufacturing Agreement dated as of September 28, 2001 by and between Church & Dwight
        Co., Inc. and Armkel, LLC (Incorporated by Reference to Exhibit 10.3 to the Company's Registration
        Statement on Form S-4, dated November 9, 2001)

 10.4   Consumer Products Transitional Trademark License Agreement dated as of September 28, 2001 by and between Carter-Wallace, Inc. and Armkel, LLC (Incorporated by Reference to Exhibit 10.4 to the
        Company's Registration Statement on Form S-4, dated November 9, 2001)

Exhibit
Numbers                                            Description
-------                                            -----------

  10.5  Cranbury Facilities Sharing Agreement and Lease between Carter-Wallace, Inc. and Armkel, LLC
        (Incorporated by Reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4,
        dated November 9, 2001)

  10.6  Indemnification Agreement dated as of September 28, 2001 by and between Carter-Wallace, Inc. and
        Armkel, LLC (Incorporated by Reference to Exhibit 10.6 to the Company's Registration Statement on
        Form S-4, dated November 9, 2001)

  10.7  Insurance Claims Agreement dated as of September 28, 2001 by and between Carter-Wallace, Inc. and
        Armkel, LLC (Incorporated by Reference to Exhibit 10.7 to the Company's Registration Statement on
        Form S-4, dated November 9, 2001)

  10.8  Patent License Agreement dated as of September 28, 2001 by and between Carter-Wallace, Inc. and
        Armkel, LLC (Incorporated by Reference to Exhibit 10.8 to the Company's Registration Statement on
        Form S-4, dated November 9, 2001)

  10.9  Transition Services Agreement dated as of September 28, 2001 by and between Carter-Wallace, Inc.
        and Armkel, LLC (Incorporated by Reference to Exhibit 10.9 to the Company's Registration Statement
        on Form S-4, dated November 9, 2001)

 10.10  Credit Agreement dated as of September 28, 2001 among Armkel, LLC, Armkel Holding
        (Netherlands) B.V., Armkel (Canada), Corp., the Lenders Party thereto, and the Chase Manhattan
        Bank, as Administrative Agent, J.P. Morgan Securities Inc. and Deutsche Banc. Alex Brown Inc., as
        Arrangers and Bookrunners and Fleet National Bank, National City Bank and PNC Bank, N.A., as
        Documentation Agents (Incorporated by Reference to Exhibit 10.10 to the Company's Registration
        Statement on Form S-4, dated November 9, 2001)

 10.11  The Carter-Wallace, Inc. Change in Control Severance Plan, as amended and restated, effective
        May 7, 2001 (Incorporated by Reference to Exhibit 10.11 to the Company's Registration Statement on
        Form S-4, dated November 9, 2001)

 10.12  Church & Dwight Severance Policy, effective March 28, 2001 (Incorporated by Reference to
        Exhibit 10.12 to the Company's Registration Statement on Form S-4, dated November 9, 2001)

 10.13  Employment Letter, dated as of September 28, 1998, between Adrian Huns and Carter-Wallace, Inc.
        (Incorporated by Reference to Exhibit 10.13 to the Company's Registration Statement on
        Form S-4, dated November 9, 2001)

 21     Subsidiaries of the Registrant*

--------
* filed herewith

(b)  Reports on Form 8-K

 No reports on Form 8-K were filed during the fourth quarter of the year ended
                              December 31, 2001.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                (In thousands)

Allowance for Doubtful Accounts
-------------------------------
Balance at beginning of period 8/28/01 (inception).................................... $   --

Reserves acquired as part of acquisition of Carter-Wallace Consumer Business excluding anti-perspirants & pet care Products................................................  5,031

Additions
   Charged to expenses & costs........................................................    783

Deductions:
   Amounts Written off:...............................................................   (497)
                                                                                       ------
Balance at end of period 12/31/01..................................................... $5,317
                                                                                       ======

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

                                               ARMKEL, LLC

                                               By:  /S/  ROBERT A. DAVIES, III
                                                   -----------------------------
                                                       Robert A. Davies, III
                                                   Chairman and Chief Executive
                                                              Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/  ROBERT A. DAVIES, III              Chief Executive Officer, Director       March 26, 2002
-------------------------------           (Principal Executive Officer)
Robert A. Davies, III

/S/  MAUREEN K. USIFER                  Chief Financial Officer, (Principal     March 26, 2002
-------------------------------           Financial Officer and Principal
Maureen K. Usifer                         Accounting Officer)

/S/  JAMES ROGULA                       Director                                March 26, 2002
-------------------------------
James Rogula

/S/  PHILIP E. BERNEY                   Director                                March 26, 2002
-------------------------------
Philip E Berney

/S/   ZVI EIREF                         Director                                March 26, 2002
-------------------------------
Zvi Eiref

/S/   MICHAEL B. GOLDBERG               Director                                March 26, 2002
-------------------------------
Michael B. Goldberg

/S/  MICHAEL B. LAZAR                   Director                                March 26, 2002
-------------------------------
Michael B. Lazar