Form 10-Q
period 2002-03-31
ARMKEL LLC
filed 2002-05-15
CIK 1140590

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Commission file Number 333-73160

                               ------------------


                                   ARMKEL, LLC
     (Exact name of registrant as specified in its certificate of formation)

 Organized in Delaware
 469 North Harrison Street
 Princeton, New Jersey 08543-5297                                          13-4181336
 (Address of principal executive offices) (Zip Code)                 I.R.S Employer Identification No.

                                 (609) 683-5900
               Registrant's telephone Number, including area code

                               ------------------

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes |X|            No |_|

As of May 14, 2002, all of the 10,000 outstanding membership interests in Armkel, LLC were held by affiliates.


================================================================================

                         PART I - FINANCIAL INFORMATION

                   ARMKEL, LLC AND SUBSIDIARIES ("SUCCESSOR")

                      CONSOLIDATED STATEMENTS OF INCOME AND
                CHANGES IN MEMBERS' EQUITY/NET ASSETS TO BE SOLD
                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                          ------------------
                                                                                   Successor                 Predecessor
                                                                                    Company                    Company
 (Dollars in thousands)                                                           Mar. 31, 2002              Mar. 31, 2001(1)
                                                                                  -------------              ----------------
Net Sales.......................................................................    $    96,453         $    94,291
Cost of goods sold..............................................................         51,019              42,950
                                                                                    -----------         -----------
Gross Profit....................................................................         45,434              51,341
Advertising, consumer and trade promotion expenses..............................         11,467              10,921
Selling, general and administrative expenses....................................         22,646              18,463
                                                                                    -----------         -----------
Income from Operations..........................................................         11,321              21,957
Interest expense................................................................         (9,421)               (384)
Interest income.................................................................            301                 164
Other expense...................................................................            (79)               (780)
                                                                                    ------------        -----------
Income before taxes.............................................................          2,122              20,957
Income taxes....................................................................          1,814              10,633
                                                                                    -----------         -----------
Net Income......................................................................            308              10,324
Other Comprehensive (Loss) Income...............................................         (1,307)                944
                                                                                    -----------         -----------
Total Comprehensive (Loss) Income ..............................................           (999)             11,268
Members' Equity at Beginning of Period..........................................        203,404                  --
                                                                                    -----------
Members' Equity at End of Period................................................    $   202,405                  --
                                                                                    ===========
Net Assets to be Sold at Beginning of Period....................................                            244,494
                                                                                                        -----------
Net Assets to be Sold at End of Period..........................................                        $   255,762
                                                                                                        ===========


(1) The three months ended March 31, 2001 represents the predecessor company combined financial information reclassified for conformity to the 2002 presentation.


                See Notes to Consolidated Financial Statements.

                   ARMKEL, LLC AND SUBSIDIARIES ("SUCCESSOR")

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                    Mar. 31, 2002      Dec. 31, 2001
                                                                                    -------------      -------------
(Dollars in thousands)                                                              (Unaudited)

Assets
Current Assets
Cash and cash equivalents.......................................................    $    42,563         $    55,837
Accounts receivable, less allowances of $4,870 and $5,317.......................         96,561              95,472
Inventories.....................................................................         64,379              69,876
Prepaid expenses................................................................          3,961               3,919
                                                                                     ----------         -----------
Total Current Assets............................................................        207,464             225,104
Property, Plant and Equipment (Net).............................................        119,477             119,880
Tradenames and Patents..........................................................        263,699             265,411
Goodwill........................................................................        179,170             176,698
Deferred Financing Costs........................................................         20,131              20,892
Other Assets....................................................................          1,876               4,608
                                                                                    -----------         -----------
Total Assets....................................................................    $   791,817         $   812,593
                                                                                    ===========         ===========

Liabilities and Members' Equity
Current Liabilities
Short-term borrowings...........................................................    $     3,051         $     2,425
Accounts payable and accrued expenses...........................................        114,661             132,053
Current portion of long-term debt...............................................          5,365               3,246
Taxes payable...................................................................          1,879               3,004
                                                                                    -----------         -----------
Total Current Liabilities.......................................................        124,956             140,728
Long-term Debt..................................................................        437,618             439,750
Deferred and Other Long-term Liabilities........................................         26,838              28,711
Commitments and Contingencies                                                                --                           --
Members' Equity.................................................................        202,405             203,404
                                                                                    -----------         -----------
Total Liabilities and Members' Equity...........................................    $   791,817         $   812,593
                                                                                    ===========         ===========



                 See Notes to Consolidated Financial Statements.

                   ARMKEL, LLC AND SUBSIDIARIES ("SUCCESSOR")

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)



                                                                                          Three Months Ended
                                                                                          ------------------
                                                                                     Successor          Predecessor
                                                                                      Company             Company
(Dollars in thousands)                                                              Mar. 31, 2002      Mar. 31, 2001(1)
                                                                                    -------------      ----------------

Cash Flow From Operating Activities
Net Income......................................................................    $       308      $    10,324
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization...............................................          4,439            2,597
    Unrealized loss on foreign exchange transactions............................            218              --
Change in assets and liabilities:
    (Increase) in accounts receivable...........................................         (2,326)          (1,980)
    Decrease (increase) in inventories..........................................          4,950           (5,238)
    (Decrease) increase in accounts payable and other accrued expenses..........        (18,119)           5,560
    (Increase) in other ........................................................            (33)          (3,184)
                                                                                    ---------------  ------------
Net Cash (Used in)/ Provided by Operating Activities............................        (10,563)           8,079
Cash Flow From Investing Activities
Additions to property, plant and equipment......................................         (2,339)          (2,271)
Proceeds from sale of fixed assets..............................................             --            1,270
                                                                                     --------------   -----------
Net Cash Used in Investing Activities...........................................         (2,339)          (1,001)
Net Cash Used in Financing Activities...........................................           (167)          (2,996)
Effect of exchange rate changes on cash and cash equivalents....................           (205)              93
                                                                                    --------------   -----------
Net Change in Cash and Cash Equivalents.........................................        (13,274)           4,175
Cash and Cash Equivalents at Beginning of Period................................         55,837            8,661
                                                                                    -----------      -----------
Cash and Cash Equivalents at End of Period......................................    $    42,563      $    12,836
                                                                                    ===========      ===========


(1)  The three months ended March 31, 2001 represents the predecessor company.



                See Notes to Consolidated Financial Statements.

                          ARMKEL, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Financial Statement Presentation

The consolidated balance sheet as of March 31, 2002, the consolidated statements of income and members' equity and consolidated statements of cash flow for the three months ended March 31, 2002 have been prepared by Armkel, LLC and subsidiaries (the "Company" or the "Successor") and are unaudited. The period for the three months ended March 31, 2001 represents the combined income statement of the Carter-Wallace Consumer Business - Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products (the "Predecessor") and is unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at March 31, 2002 and for all periods presented have been made.

The Company acquired the Predecessor on September 28, 2001. (See Note 5 for further details on the acquisition). The Predecessor income statement has been prepared pursuant to the Asset Purchase Agreement and Product Line Purchase Agreement in accordance with accounting principles generally accepted in the United States of America as detailed in the Company's December 31, 2001 10-K filing. The principal differences in accounting between the Company and the Predecessor relate to the income tax status of the entities and amortization. As the Company is treated as a partnership for U.S. tax purposes, it is generally not subject to U.S taxes on income. The Predecessor tax provision was calculated as if it was fully taxable under U.S tax law and as if it was filing tax returns on a stand-alone basis. As the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill and tradenames. The Predecessor recorded amortization expense for its goodwill and tradenames.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 required Form 10-K filing. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

2.       Inventories consist of the following:

                                                                                   Mar. 31, 2002   Dec. 31, 2001
                                                                                   -------------   -------------
         (In thousands)
         Raw materials and supplies.............................................     $   15,856        $  14,681
         Work in process........................................................          8,351           13,772
         Finished goods.........................................................         40,172           41,423
                                                                                     ----------        ---------
                                                                                     $   64,379        $  69,876
                                                                                     ==========        =========

3.       Property, Plant and Equipment consist of the following:

                                                                                   Mar. 31, 2002    Dec. 31, 2001
                                                                                   -------------    -------------
         (In thousands)
         Land...................................................................     $   24,051         $ 23,922
         Buildings and improvements.............................................         43,770           43,508
         Machinery and equipment................................................         41,140           39,917
         Office equipment and other assets......................................          8,920            8,567
         Construction in progress                                                         6,046            6,156
                                                                                     ----------        ---------
                                                                                        123,927          122,070
         Less accumulated depreciation, depletion and amortization..............          4,450            2,190
                                                                                     -----------       ---------
         Net Property, Plant and Equipment......................................     $  119,477        $ 119,880
                                                                                     ==========        =========

4.   Recent Accounting Pronouncements

     a. During the quarter, the Company adopted EITF 00-14 "Accounting for Certain Sales Incentives" and EITF 00-25 "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF 00-14 addresses the income statement classification for offers by a vendor directly to end consumers that are exercisable after a single exchange transaction in the form of coupons, rebate offers, or free products or services disbursed on the same date as the underlying exchange transaction. The issue requires the cost of these items to be accounted for as a reduction of revenues, not included as a marketing expense as the Company did previously. EITF 00-25

                          ARMKEL, LLC AND SUBSIDIARIES
     outlines required accounting treatment of certain sales incentives, including slotting or placement fees, cooperative advertising arrangements, buydowns and other allowances. The Company previously recorded such costs as marketing expenses. The issue requires the Company to report the paid consideration expense as a reduction of sales, rather than marketing expense. The Predecessor's first quarter 2001 net sales have been restated for both issues. The impact was a reduction of net sales and advertising, consumer and trade promotion expense of approximately $12.2 million and $11.0 million in 2002 and 2001, respectively, and did not have an effect on net income.

     b. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". Under its changes, SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company, at its inception, adopted certain provisions of this statement. The impairment provisions of the statement were adopted January 1, 2002 and did not have any impact on the Company's consolidated financial statements.

     The following tables discloses the carrying value of all intangible assets:

                                             March 31, 2002                            December 31, 2001
                                             --------------                            -----------------
                                 Gross Carrying    Accum.                  Gross Carrying     Accum.
     (In thousands)                 Amount      Amortization      Net          Amount      Amortization      Net
                                    ------      ------------      ---          ------      ------------      ---
     Amortized intangible assets:
     ---------------------------
         Patents                   $  27,500      $  2,250    $   25,250     $   27,500      $ 1,125      $  26,375
                                   =========      ========    ==========     ==========      =======      =========
     Unamortized intangible assets - Carrying value(1)
     -----------------------------
         Tradenames                $ 238,449      $     --    $  238,449     $  239,036      $    --     $  239,036
                                   =========      ========    ==========     ==========      =======     ==========

     (1) Change in unamortized tradenames is primarily due to translation adjustments.

     Intangible amortization expense amounted to $1.1 million in the current quarter and $.7 million for the same period of a year ago. The estimated intangible amortization for each of the next five years is approximately $4.5 million. The weighted average amortization period for patents is five years.

     The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 is as follows:


     (In thousands)                                                      Domestic        International       Total
                                                                         --------        -------------       -----
     Balance December 31, 2001....................................       $ 145,237       $   31,461        $ 176,698
     Purchase accounting adjustments..............................              93            2,799            2,892
     Foreign exchange/other.......................................              --             (420)            (420)
                                                                         ---------       ----------        ---------
     Balance March 31, 2002.......................................       $ 145,330       $   33,840        $ 179,170
                                                                         =========       ==========        =========

     c. In January 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as previously defined in that Opinion). This statement also amends ARB No. 51, "Consolidated Financial Statements"' to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.

5.       Acquisitions

On May 7, 2001 the Company and Carter-Wallace entered into a definitive Asset Purchase Agreement which was consummated on September 28, 2001. The Company acquired the assets and liabilities that related primarily to the consumer products business of Carter-Wallace, as well as 100% of the capital stock of certain foreign subsidiaries of

                          ARMKEL, LLC AND SUBSIDIARIES

Carter-Wallace (the "Acquisition"). Under a separate agreement dated May 7, 2001, Church & Dwight Co., Inc. ("C&D") agreed to simultaneously purchase from the Company the assets relating to the antiperspirant/deodorant product lines in the United States and Canada and the assets relating to the Lambert-Kay line of pet products, and assumed the liabilities of these businesses. The Acquisition was accounted for as a purchase under the provisions of SFAS No. 141, "Business Combinations" and has been included in the Company's financial statements from the date of the acquisition.

6.   Related Party Transactions

Arrangements with Church & Dwight
---------------------------------

As part of the acquisition, the Company entered into a management services agreement ("MSA") with C&D whereby C&D has agreed to provide the Company with corporate management and administrative services primarily for the Company's domestic operations. These services generally include, but are not limited to, sales, marketing, facilities operations, finance, accounting, MIS, legal and regulatory, human resources, R&D, Canadian sales and executive and senior management oversight of each of the above services.

The term of the management services agreement is five years, with automatic one-year renewals unless the Company provides six months' notice that it does not want to renew the agreement.

During the quarter, the Company paid C&D $3.5 million for administrative services and sold $5.4 million of deodorant antiperspirant inventory to C&D at its cost. The Company charged C&D $1.0 million of transition administrative services.

The Company had a net payable of approximately $6.0 million and $12.0 million at March 31, 2002 and December 31, 2001, respectively, primarily related to accounts receivables collected on behalf of C&D, partially offset by amounts due to the Company from C&D for inventory.

Arrangements with Kelso
-----------------------

Kelso has agreed to provide the Company with financial advisory services for which the Company will pay an annual fee of $1.0 million. The Company has agreed to indemnify Kelso against certain liabilities and reimburse expenses in connection with its engagement. For the period ended March 31, 2002, the Company paid Kelso $250,000.


7.    Contingencies

The Acquisition, and the concurrent sale of the remainder of Carter-Wallace's business to a third party, involved a number of arrangements between the Company and Medpointe (the successor to Carter-Wallace) relating to assets and liabilities purchased and assumed as part of the transaction. These arrangements have given rise to a number of disputes among the parties which may lead to the incurrence of costs or liabilities, and the Company's payment of funds.

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

Medpointe has asserted that all of the specifically identified employees of the consumer products business were terminated by Carter-Wallace on the date of closing, and that the Company is therefore liable for 60% of the future retiree medical costs with respect to all of those former employees. Medpointe estimates the Company's share of the liability for the specifically identified employees to be approximately $6 million to $10 million (depending upon final actuarial valuation), based on current plan design, which is subject to change at any time by such entity. The Company disagrees with Medpointe's position although it does not believe that it has any liability for those employees who chose not to retire but to instead work for the Company or C&D, it cannot be certain that the dispute will be resolved in the Company's favor. Due to the uncertainty regarding the resolution of this dispute, any potential liability for this amount has not been reflected in these financial statements.

                          ARMKEL, LLC AND SUBSIDIARIES

Pursuant to the Asset Purchase Agreement, the purchase price shall be adjusted with respect to domestic net working capital at close. The Company and Medpointe are currently negotiating this adjustment. Due to the uncertainty of the outcome no amount has been reflected in these financial statements.

The Company has entered into an agreement with Medpointe pursuant to which the Company has agreed to indemnify it and certain related parties against 60% of all liabilities relating to any action challenging the validity of the Acquisition or the merger (other than antitrust-based action), including 60% of all Appraisal Damages (defined as the recovery greater than the per share merger price times the number of shares in the appraisal class) claims made by former Carter-Wallace shareholders.

While the Company's potential exposure with respect to the Appraisal Damages claims is effectively capped at $12 million (because of a separate agreement between Carter-Wallace and certain shareholders of Carter-Wallace), there is no cap on the Company's indemnification obligation arising out of other transaction related liabilities of Carter-Wallace. Due to uncertainty of the outcome no amount has been reflected in these financial statements. In connection with the sale of the Disposed Businesses to C&D, C&D agreed to indemnify the Company for up to 17.4% of any amounts that the Company may become liable for pursuant to the Company's indemnification agreement with Carter-Wallace. If the Company is required to perform under these indemnification obligations, its liability could be substantial. This could materially and adversely affect the Company's financial condition and results of operations.

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

8.   Restructuring Reserve

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

                          ARMKEL, LLC AND SUBSIDIARIES

The following table summarizes the activity in the Company's restructuring accruals:

                                                                      Reserves at      Payments and     Reserves at
    (In thousands)                                                   Dec. 31, 2001      Adjustments     Mar 31, 2002
                                                                     -------------      -----------     ------------

Severance and other charges.......................................      $ 40,709         $ (8,538)         $32,171
Site clearance costs..............................................         1,753              --             1,753
                                                                        --------         ---------         -------
                                                                        $ 42,462         $ (8,538)         $33,924
                                                                        ========         =========         =======

9. Segments and Supplemental Information

Segment Information
-------------------

The Company has two operating segments: Domestic Consumer Products Division and International Consumer Products Division.


Measurement of Segment Results and Assets
-----------------------------------------

The accounting policies of the segments are generally the same as those described in Note 1.


Supplemental Financial Information of Domestic and International Operations
---------------------------------------------------------------------------

The senior subordinated notes registered by the Company are fully and unconditionally guaranteed by the domestic subsidiaries of the Company on a joint and several basis. The following information is being presented to comply with SEC Regulation SX, Item 3-10 and to provide required segment disclosures.

Supplemental information for condensed consolidated balance sheets at March 31, 2002, condensed consolidated income statements and consolidated cash flows for the period from December 31, 2001 to March 31, 2002 is summarized as follows (amounts in thousands):

                          ARMKEL, LLC AND SUBSIDIARIES


Successor Consolidated Statement of Income                                 For The Three Months Ended March 31, 2002
                                                              --------------------------------------------------------------------
                                                                                                                          Total
                                                                Domestic        International        Eliminations      Consolidated
                                                                --------        -------------        ------------      ------------
Net sales.................................................        $ 51,432          $ 47,793          $  (2,772)         $ 96,453
Cost of goods sold........................................          28,697            25,094             (2,772)           51,019
                                                               -----------       -----------        -----------       -----------
Gross profit..............................................          22,735            22,699                --             45,434
Operating expenses........................................          17,005            17,108                --             34,113
                                                               -----------       -----------        -----------       -----------
Income from operations....................................           5,730             5,591                --             11,321
Interest expense..........................................          (9,115)           (1,782)             1,476            (9,421)
Interest income...........................................           1,627               150             (1,476)              301
Other (expense) income ...................................            (688)              609                --                (79)
                                                               -----------       ----------         -----------        ----------
(Loss) Income before taxes................................          (2,446)            4,568                --              2,122
Income taxes                                                            --             1,814                --              1,814
                                                               ------------      -----------        -----------        ----------
    Net Income (Loss).....................................       $  (2,446)         $  2,754          $     --            $   308
                                                                 =========          ========          =========           =======


Predecessor Combined Statement of Income                                   For The Three Months Ended March 31, 2001
                                                              --------------------------------------------------------------------
                                                                                                                          Total
                                                                 Domestic        International       Eliminations      Consolidated
                                                                 --------        -------------       ------------      ------------
Net sales.................................................        $ 45,429          $ 48,862              $ --           $ 94,291
Cost of goods sold........................................          16,202            26,748                --             42,950
                                                               -----------       -----------        -----------      ------------
Gross profit..............................................          29,227            22,114                --             51,341
Operating expenses........................................          13,286            16,098                --             29,384
                                                               -----------       -----------        -----------       -----------
Income from operations....................................          15,941             6,016                --             21,957
Interest expense..........................................             --               (384)               --               (384)
Interest income...........................................             --                164                --                164
Other income (expense)....................................             133              (913)               --               (780)
                                                               ------------      ------------       ------------      ------------
Income before taxes.......................................          16,074             4,883                --             20,957
Income taxes                                                         7,876             2,757                --             10,633
                                                               ------------      ------------       ------------      ------------
  Net Income............................................          $  8,198          $  2,126          $     --           $ 10,324
                                                                  ========          ========          =========          ========


Successor Consolidated Balance Sheets                                                             March 31, 2002
                                                              --------------------------------------------------------------------
                                                                                                                          Total
                                                                Domestic        International       Eliminations       Consolidated
                                                                --------        -------------       ------------       ------------
Cash and cash equivalents.................................        $ 25,826          $ 16,737          $     --           $ 42,563
Accounts receivable, less allowances......................          27,988            69,136               (563)           96,561
Inventories...............................................          29,325            35,054                --             64,379
Prepaid expenses..........................................             402             3,559                --              3,961
                                                                ----------        ----------           ---------       ----------
    Total current assets..................................          83,541           124,486               (563)          207,464
Property, plant and equipment (net).......................          89,003            30,474                 --           119,477
Investment in subsidiaries................................          53,418                --            (53,418)               --
Notes receivable..........................................          63,557                --            (63,557)               --
Tradenames and patents....................................         226,450            37,249                 --           263,699
Goodwill..................................................         145,330            33,840                 --           179,170
Deferred financing costs..................................          20,131                --                 --            20,131
Other assets..............................................             --              1,876                 --             1,876
                                                                ----------        ----------           ---------       ----------
    Total assets..........................................       $ 681,430          $227,925          $(117,538)         $791,817
                                                                 =========          ========          =========          ========
Short-term borrowings.....................................       $     --           $  3,051           $    --           $  3,051
Accounts payable and accrued expenses.....................          61,990            53,234               (563)          114,661
Current portion of long-term debt.........................           3,700             1,665                --              5,365
Taxes payable.............................................             --              1,879                --              1,879
                                                                ----------         ---------          ---------        ----------
    Total current liabilities.............................          65,690            59,829               (563)          124,956
Long-term debt............................................         405,982            31,636                --            437,618
Notes payable.............................................              --            63,557            (63,557)              --
Deferred and other long-term liabilities..................           5,995            20,843                --             26,838
                                                                ----------        ----------          ---------        ----------
    Total liabilities.....................................         477,667           175,865            (64,120)          589,412
 Net members' equity and subsidiary capital...............         203,763            52,060            (53,418)          202,405
                                                                ----------        ----------          ---------        ----------
    Total Liabilities and Members' Equity.................       $ 681,430          $227,925          $(117,538)         $791,817
                                                                 =========          ========          =========          ========

                          ARMKEL, LLC AND SUBSIDIARIES


                                                                                            December 31, 2001
                                                             -----------------------------------------------------------------
                                                                                                                    Total
                                                               Domestic      International      Eliminations     Consolidated
                                                               --------      -------------      ------------     ------------
Cash and cash equivalents.................................     $ 40,444        $ 15,393          $     --           $ 55,837
Accounts receivable, less allowances......................       30,758          68,936             (4,222)           95,472
Inventories...............................................       36,137          33,739                --             69,876
Prepaid expenses..........................................          648           3,271                --              3,919
                                                             ----------      ----------         ----------         ---------
    Total current assets..................................      107,987         121,339             (4,222)          225,104

Property, plant and equipment (net).......................       88,790          31,090                --            119,880
Investment in subsidiaries................................       52,061              --            (52,061)              --
Notes receivable..........................................       65,540              --            (65,540)              --
Tradenames and patents....................................      227,575          37,836                --            265,411
Goodwill..................................................      145,237          31,461                --            176,698
Deferred financing costs..................................       20,892              --                --             20,892
Other assets..............................................          --            4,608                --              4,608
                                                             ----------       ---------         ----------        ----------
    Total assets..........................................     $708,082        $226,334          $(121,823)         $812,593
                                                              =========        ========          =========          ========

Short-term borrowings.....................................     $    --         $  2,425          $     --           $  2,425
Accounts payable and accrued expenses.....................       86,552          49,723             (4,222)          132,053
Current portion of long-term debt.........................        2,413             833                --              3,246
Taxes payable.............................................          --            3,004                --              3,004
                                                             ----------       ---------         ----------       -----------
    Total current liabilities.............................       88,965          55,985             (4,222)          140,728
Long-term debt............................................      407,235          32,515                 --           439,750
Notes payable.............................................           --          65,540            (65,540)              --
Deferred and other long-term liabilities..................        6,011          22,700                --             28,711
                                                             ----------       ---------          ---------       -----------
    Total liabilities.....................................      502,211         176,740            (69,762)          609,189
Net members' equity and subsidiary capital................      205,871          49,594            (52,061)          203,404
                                                             ----------       ---------          ---------        ----------
   Total Liabilities and Members' Equity.................     $708,082         $226,334          $(121,823)         $812,593
                                                              =========        ========          =========          ========

                          ARMKEL, LLC AND SUBSIDIARIES

Successor Consolidated Statement of Cash Flow                                            For The Three Months Ended March 31, 2002
                                                                                         -----------------------------------------
                                                                                                                          Total
                                                                                         Domestic     International    Consolidated
                                                                                         --------     -------------    ------------
Cash Flow From Operating Activities
Net Income........................................................................         $ (2,446)    $    2,754         $  308
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.................................................            3,517            922          4,439
    Unrealized (gain) loss on foreign exchange transactions.......................              627           (409)           218
Change in assets and liabilities:
    Decrease (Increase) in accounts receivable....................................              190         (2,516)        (2,326)
    Decrease (Increase) in inventories............................................            6,812         (1,862)         4,950
    Increase (Decrease) in accounts payable.......................................          (21,330)         3,211        (18,119)
    Increase (Decrease) in other..................................................               23            (56)           (33)
                                                                                         ----------      ---------      ---------
Net Cash (Used in) Provided by Operating Activities...............................          (12,607)         2,044        (10,563)
                                                                                         ----------      ---------      ---------
Net Cash Used in Investing Activities (for additions to property, plant & equipment)         (1,844)          (495)        (2,339)
                                                                                         ----------      ----------     ---------
Net Cash Used in Financing Activities (for deferred financing costs)..............             (167)           --            (167)
                                                                                         ----------     ----------      ---------
Effect of exchange rate changes on cash and cash equivalents......................              --            (205)          (205)
                                                                                         ----------     ----------      ---------
NET CHANGE IN CASH & CASH EQUIVALENTS.............................................          (14,618)         1,344        (13,274)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................           40,444         15,393         55,837
                                                                                         ----------     ----------      ---------
CASH & CASH EQUIVALENTS AT END OF PERIOD..........................................         $ 25,826       $ 16,737       $ 42,563
                                                                                           ========       ========       ========


The following table sets forth the Company's principal product lines and related data for the period ended March 31, 2002 and March 31, 2001.

                                                                                            Three Months Ended
                                                                                            ------------------
                                                                                         Successor       Predecessor
                                                                                          Company          Company
Net Sales (In thousands)                                                               Mar. 31, 2002    Mar. 31, 2001
                                                                                       -------------    -------------
     Products
     Family Planning(1).........................................................      $    42,714       $    40,237
     Depilatories and waxes; face and skincare..................................           18,359            17,838
     Oral care..................................................................            7,159             7,806
     OTC Products...............................................................           12,963            12,045
     Other consumer products....................................................           15,258            16,365
                                                                                      -----------       -----------
         Total net sales........................................................      $    96,453       $    94,291
                                                                                      ===========       ===========

--------------------
(1) Family Planning includes condom product sales and pregnancy and ovulation kits.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Armkel, LLC and subsidiaries (the "Company" or the "Successor") is an equally owned joint venture formed by Church & Dwight Co., Inc. (C&D) and affiliates of Kelso & Company, L.P. (Kelso). On September 28, 2001, the Company acquired certain of the domestic consumer product assets of Carter-Wallace, primarily Trojan condoms, Nair depilatories, and First Response and Answer test kits, and the international subsidiaries of Carter-Wallace. The remainder of Carter-Wallace, comprised of its healthcare and pharmaceuticals businesses, was merged with an unrelated third party after the completion of the Acquisition. Simultaneously with the consummation of the acquisition, the Company sold the remainder of the consumer products businesses, Arrid antiperspirant in the U.S and Canada and the Lambert-Kay line of pet care products, to C&D.

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

The following section discusses comparisons to the three-month period ended March 31, 2002 compared to the same period in the prior year for the predecessor company.

Three Month Comparison

                                                                                        Three Months Ended
                                                                                        ------------------
                                                                                            (In millions)
                                                                                     Successor       Predecessor
                                                                                      Company          Company
                                                                                     March 31,       March 31,(1)
                                                                                       2002             2001
                                                                                       ----             ----
         Net sales(1)...........................................................     $    96.5      $    94.3
         Cost of goods sold(2)..................................................          51.1           43.0
                                                                                     ---------      ---------
         Gross Profit...........................................................          45.4           51.3
         Advertising, Consumer & Trade Promotion..........................                11.5           10.9
         Selling, General & Administrative(2)...................................          22.6           18.4
         Interest Expense & Other Income........................................           9.2            1.0
                                                                                     ---------      ---------
         Income before taxes....................................................     $     2.1      $    21.0
                                                                                     =========      =========


(1) Net Sales for the predecessor financial statements has been adjusted to conform with EITF 00-14 and EITF 00-25.

(2) Distribution expense reclassified from operating expense to cost of goods sold for predecessor financial statements in order to conform to the Company's presentation.


The results of operations for the period from January 1, 2002 to March 31, 2002 are affected by certain expenses related to accounting and other acquisition related integration expenses. These items are outlined below and addressed in further detail in the discussion below:

                                                               (in millions)
                                                               -------------
   Inventory Step-up Expenses...........................          $   8.1
   Transition Expenses..................................          $   1.0


Net Sales
---------

Net sales increased $2.2 million, or 2.3%, to $96.5 million in the period ended March 31, 2002 from $94.3 million in the three months ended March 31, 2001. Domestic Net Sales increased $3.3 million, or 7.1%, to $48.7 million

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


from $45.4 million. This increase in Domestic Net Sales (net of intercompany eliminations) is primarily due to the continued growth in the domestic condoms and depilatories businesses. International Net Sales decreased $1.1 million, or 2.2%, to $47.8 million from $48.9 million. The decline in International Net Sales is principally due to exchange rate fluctuations.

During the quarter, the Company adopted EITF 00-14 "Accounting for Certain Sales Incentives" and EITF 00-25 "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF 00-14 addresses the income statement classification for offers by a vendor directly to end consumers that are exercisable after a single exchange transaction in the form of coupons, rebate offers, or free products or services disbursed on the same date as the underlying exchange transaction. The issue requires the cost of these items to be accounted for as a reduction of revenues, not included as a marketing expense as the Company did previously. EITF 00-25 outlines required accounting treatment of certain sales incentives, including slotting or placement fees, cooperative advertising arrangements, buydowns and other allowances. The Company recorded such costs as marketing expenses. The issue requires the Company to report the paid consideration expense as a reduction of sales, rather than marketing expense. The Predecessor's first quarter 2001 net sales have been restated for both issues. The impact was a reduction of net sales of approximately $12.2 million and $11.0 million in 2002 and 2001, respectively, and did not have an effect on net income.

Cost of Goods Sold
------------------

Cost of goods sold increased $8.1 million, or 18.8%, to $51.1 million in the period ended March 31, 2002 from $43.0 million in the three months ended March 31, 2001. As a percentage of net sales, cost of goods sold grew to 52.9% from 45.6% in 2001. This increase in cost of goods sold is due to the remaining $8.1 million of additional expense relating to inventory step-up adjustments incurred at the Acquisition. Excluding these adjustments, cost of goods sold, as a percentage of net sales, would be reduced to 44.6% of net sales.


Operating Costs excluding Interest Expense and Other Income
-----------------------------------------------------------

Total operating expenses excluding interest expense and other income increased $4.8 million, or 16.4%, to $34.1 million in the period ended March 31, 2002 from $29.3 million in the three months ended March 31, 2001.

Advertising, consumer and trade promotion expense increased by $0.6 million, or 5.5%, to $11.5 million in the period ended March 31, 2002 from $10.9 million in 2001.

Selling, general and administrative expenses increased $4.2 million, or 22.8%, to $22.6 million in the period ended March 31, 2002 from $18.4 million in 2001. This increase is primarily related to estimated transitional costs of $1.0 million for former Carter-Wallace employees employed during the integration process, $1.4 million in fees to Church & Dwight and Kelso, a net increase of $0.4 million in amortization for acquired patents and goodwill, and salary increases over the prior period.

Interest Expense and Other Income
---------------------------------

Interest expense was $9.4 million in the three months ended March 31, 2002 compared to $0.4 million for the three months ended March 31, 2001. This interest expense in 2002 is related to the $225 million in outstanding bonds and $220 million in term loans incurred at the time of the Acquisition.

Interest income of $0.3 million for the three months ended March 31, 2002 increased $0.1 million compared to the three months ended March 31, 2001.

Liquidity and capital resources
-------------------------------

The Company considers cash and cash equivalents, and availability under its revolving credit facility, as the principal measurement of its liquidity. At March 31, 2002, cash, including cash equivalents, totaled $42.6 million as compared to $55.8 million at December 31, 2001. At March 31, 2002, the Company had an unused revolving credit facility of $85 million.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


The Company had outstanding long-term debt of $437.6 million, and the aforementioned cash and cash equivalents less short term and related party debt of $28.1 million, for a net debt position of $409.5 million at quarter-end. Based on the definition in its loan agreements, the Company's EBITDA is estimated at $24.2 million for the quarter.

Financial covenants in the Company's loan agreements include a leverage ratio and an interest coverage ratio, both of which the Company was in compliance. The Company believes cash on hand, along with the $85 million revolving credit facility, is sufficient to operate its businesses, to make expected capital expenditures, to make severance payments, and to meet foreseeable liquidity requirements.

Cash flows used in operating activities was $10.6 million for the three months ended March 31, 2002 which includes $9.9 million in semi-annual subordinated debt interest payments and $8.5 million in severance payments partially offset by income from operations.

Cash flows used in investing activities was $2.3 million for the three months ended March 31, 2002, which is related to capital expenditures.

The Company has incurred and will incur severance and other change in control related liabilities to certain employees. In the three-month period ending March 31, 2002 it paid $8.5 million in severance payments. The Company currently anticipates that the total severance payments will equal approximately $51 million and the company has paid out $18.6 million since the start of the acquisition. It anticipates the remaining $32.4 million in severance related costs to be principally paid out in 2002.

Cautionary Note on Forward-Looking Statements
---------------------------------------------

This report contains forward-looking statements relating, among others, to financial objectives, sales growth and cost improvement programs. These statements, represent the intentions, plans, expectations and beliefs of Armkel, and are subject to risks, uncertainties and other factors, many of which are outside the Company's control. These factors, which include the ability of Church & Dwight to successfully integrate the Company's operations, and assumptions as to market growth and consumer demand (including the effect of recent political and economic events on consumer purchases), and the outcome of contingencies, including litigation, environmental remediation and the divestiture of assets, could cause actual results to differ materially from such forward-looking statements. With regard to new product introductions, there is particular uncertainty related to trade, competitive and consumer reactions. For a description of additional cautionary statements, see the Company's 2001 Form 10K, as well as Carter-Wallace's historical SEC reports.



                           PART II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

         a........Exhibits
         .........None


         b........No reports on Form 8-K were filed for the three months ended
                  March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ARMKEL, LLC.
                                        --------------------------------------
                                        (REGISTRANT)



DATE:          May 14, 2002             /s/ Maureen K. Usifer
         ---------------------------    --------------------------------------
                                        MAUREEN K. USIFER
                                        CHIEF FINANCIAL OFFICER AND
                                        PRINCIPAL ACCOUNTING OFFICER



DATE:          May 14, 2002             /s/ Zvi Eiref
         ---------------------------    --------------------------------------
                                        ZVI EIREF
                                        DIRECTOR