Form 10-Q
period 2002-06-28
ARMKEL LLC
filed 2002-08-09
CIK 1140590

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 28, 2002

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

                                         Yes |X|            No |_|

As of August 8, 2002, all of the 10,000 outstanding membership interests in Armkel, LLC were held by affiliates.


================================================================================

                         PART I - FINANCIAL INFORMATION

                   ARMKEL, LLC AND SUBSIDIARIES ("SUCCESSOR")

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                CHANGES IN MEMBERS' EQUITY/NET ASSETS TO BE SOLD
                                   (Unaudited)


                                                                 Three Months Ended                Six Months Ended
                                                                 ------------------                ----------------
                                                             Successor       Predecessor       Successor     Predecessor
                                                              Company          Company          Company        Company
 (Dollars in thousands)                                      June 28,         June 30,         June 28,       June 30,
                                                               2002            2001(1)           2002          2001(1)
                                                               ----            ----              ----          ----

Net Sales..............................................     $   115,858    $   113,894         $   212,311    $   208,185
Cost of goods sold.....................................          52,575         48,778             103,595         91,728
                                                            -----------    -----------         -----------    -----------
Gross Profit...........................................          63,283         65,116             108,716        116,457
Marketing expenses.....................................          13,439         12,342              24,906         23,263
Selling, general and administrative expenses...........          23,607         21,008              46,253         39,471
                                                            -----------    -----------         -----------    -----------
Income from Operations.................................          26,237         31,766              37,557         53,723
Interest expense.......................................           8,931            257              18,352            641
Interest (income)......................................            (254)           (98)               (555)          (262)
Other (income) expense.................................          (1,666)          (704)             (1,588)            76
                                                            -----------    -----------         -----------    -----------
Income before taxes....................................          19,226         32,311              21,348         53,268
Income taxes...........................................           3,641         13,539               5,455         24,172
                                                            -----------    -----------         -----------    -----------
Net Income.............................................          15,585         18,772              15,893         29,096
Other Comprehensive Income (Loss)......................             517         (4,478)               (790)        (3,534)
                                                            -----------    -----------         -----------    -----------
Total Comprehensive Income.............................          16,102         14,294              15,103         25,562
Members' Equity at Beginning of Period.................         202,405             --             203,404             --
                                                            -----------                        -----------
Members' Equity at End of Period.......................     $   218,507             --         $   218,507             --
                                                            ===========                        ===========
Net Assets to be Sold at Beginning of Period...........                        255,762                            244,494
                                                                           -----------                        -----------
Net Assets to be Sold at End of Period.................                    $   270,056                        $   270,056
                                                                           ===========                        ===========

-----------------
(1) The three months and six months ended June 30, 2001 represent the predecessor company combined financial information reclassified for conformity to the 2002 presentation.



            See Notes to Condensed Consolidated Financial Statements.

                   ARMKEL, LLC AND SUBSIDIARIES ("SUCCESSOR")

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                    June 28, 2002       Dec. 31, 2001
                                                                                    -------------       -------------
(Dollars in thousands)                                                              (Unaudited)
Assets
Current Assets
Cash and cash equivalents.......................................................    $    41,145         $    55,837
Accounts receivable, less allowances of $4,796 and $5,317.......................        125,560              96,672
Inventories.....................................................................         62,689              69,876
Prepaid expenses................................................................          4,072               3,919
                                                                                     ----------         -----------
Total Current Assets............................................................        233,466             226,304
Property, Plant and Equipment (Net).............................................        120,110             119,880
Tradenames and Patents..........................................................        263,525             265,411
Goodwill........................................................................        173,879             176,698
Deferred Financing Costs........................................................         19,583              20,892
Other Assets....................................................................          1,548               4,608
                                                                                    -----------         -----------
Total Assets....................................................................    $   812,111         $   813,793
                                                                                    ===========         ===========

Liabilities and Members' Equity
Current Liabilities
Short-term borrowings...........................................................    $     2,565         $     2,425
Accounts payable and accrued expenses...........................................        117,334             133,253
Current portion of long-term debt...............................................          6,812               3,246
Taxes payable...................................................................          3,710               3,004
                                                                                    -----------         -----------
Total Current Liabilities.......................................................        130,421             141,928
Long-term Debt..................................................................        436,487             439,750
Deferred and Other Long-term Liabilities........................................         26,696              28,711
Commitments and Contingencies                                                                --                  --
Members' Equity.................................................................        218,507             203,404
                                                                                    -----------         -----------
Total Liabilities and Members' Equity...........................................    $   812,111         $   813,793
                                                                                    ===========         ===========





            See Notes to Condensed Consolidated Financial Statements.

                   ARMKEL, LLC AND SUBSIDIARIES ("SUCCESSOR")

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                                                             Six Months Ended
                                                                                         Successor       Predecessor
                                                                                          Company          Company
                                                                                         June 28,         June 30,
(Dollars in thousands)                                                                     2002            2001(1)
                                                                                           ----            ----
Cash Flow From Operating Activities:
Net Income........................................................................    $    15,893       $    29,096
Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation and amortization................................................          8,534             5,590
     Unrealized gain on foreign exchange transactions.............................         (1,413)               --
Change in assets and liabilities:
     (Increase) in accounts receivable............................................        (27,471)          (25,791)
     Decrease(increase) in inventories............................................          8,586            (2,229)
     (Decrease) increase in accounts payable and
        other accrued expenses....................................................        (12,726)            2,633
     Decrease (Increase) in other.................................................            448            (4,767)
                                                                                      -----------       ------------
Net Cash (Used in)/Provided by Operating Activities...............................         (8,149)            4,532
                                                                                      -----------       -----------
Cash Flow From Investing Activities:
Additions to property, plant and equipment........................................         (4,632)           (4,694)
Proceeds from sale of property, plant and equipment...............................             --             1,315
Payment of acquisition-related costs..............................................         (1,132)               --
                                                                                      ------------      -------------------
Net Cash Used in Investing Activities.............................................         (5,764)           (3,379)
                                                                                      -----------       ------------
Cash Flow From Financing Activities:
Repayment of syndicated bank credit facility......................................           (750)               --
Repayment of other debt...........................................................             --            (1,530)
Payment of deferred financing costs...............................................           (459)               --
Other ............................................................................             --               (845)
                                                                                       ----------       -------------
Net Cash Used in Financing Activities.............................................         (1,209)            (2,375)
                                                                                      -----------       ------------
Effect of exchange rate changes on cash and cash equivalents......................            430               (284)
                                                                                      -----------       -------------
Net Change in Cash and Cash Equivalents...........................................        (14,692)            (1,506)
Cash and Cash Equivalents at Beginning of Period..................................         55,837              8,661
                                                                                      -----------        -----------
Cash and Cash Equivalents at End of Period........................................    $    41,145       $      7,155
                                                                                      ===========        ===========

----------------
(1)  The six months ended June 30, 2001 represent the predecessor company combined financial information reclassified for conformity to the 2002 presentation.



            See Notes to Condensed Consolidated Financial Statements.

                   ARMKEL, LLC AND SUBSIDIARIES ("SUCCESSOR")

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Financial Statement Presentation

The consolidated balance sheet as of June 28, 2002, the consolidated statements of income and members' equity and consolidated statements of cash flow for the three months and six months ended June 28, 2002 have been prepared by Armkel, LLC and subsidiaries (the "Company" or the "Successor") and are unaudited. The period for the three months and six months ended June 30, 2001 represents the combined income statement of the Carter-Wallace Consumer Business - Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products (the "Predecessor") and is unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at June 28, 2002 and for all periods presented have been made.

The Company acquired the Predecessor on September 28, 2001 (see Note 6 for further details on the acquisition). The Predecessor income statement has been prepared pursuant to the Asset Purchase Agreement and Product Line Purchase Agreement in accordance with accounting principles generally accepted in the United States of America as detailed in the Company's December 31, 2001 Form 10-K filing. The principal differences in accounting between the Company and the Predecessor relate to the income tax status of the entities and amortization. As the Company is treated as a partnership for U.S. tax purposes, it is generally not subject to U.S taxes on income. The Predecessor tax provision was calculated as if it was fully taxable under U.S tax law and as if it was filing tax returns on a stand-alone basis. As the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill and tradenames. The Predecessor recorded amortization expense for its goodwill and tradenames.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 required Form 10-K filing. Certain items previously reported in specific captions in the accompanying financial statements have been reclassed to conform with current period classification. The results of operations for the period ended June 28, 2002 are not necessarily indicative of the operating results for the full year.

2.       Inventories consist of the following:

                                                                                   June 28, 2002   Dec. 31, 2001
                                                                                   -------------   -------------
         (In thousands)
         Raw materials and supplies.............................................     $   16,062        $  14,681
         Work in process........................................................          7,098           13,772
         Finished goods.........................................................         39,529           41,423
                                                                                     ----------        ---------
                                                                                     $   62,689        $  69,876
                                                                                     ==========        =========

3.       Property, Plant and Equipment consist of the following:
                                                                                   June 28, 2002    Dec. 31, 2001
                                                                                   -------------    -------------
         (In thousands)
         Land...................................................................     $   24,012         $ 23,922
         Buildings and improvements.............................................         44,153           43,508
         Machinery and equipment................................................         43,334           39,917
         Office equipment and other assets......................................          9,302            8,567
         Construction in progress...............................................          5,937            6,156
                                                                                     ----------        ---------
                                                                                        126,738          122,070
         Less accumulated depreciation, depletion and amortization..............          6,628            2,190
                                                                                     ----------        ---------
         Net Property, Plant and Equipment......................................     $  120,110        $ 119,880
                                                                                     ==========        =========

4.   Recent Accounting Pronouncements

     a. Effective January 1, 2002, the Company adopted EITF 01-9, "Accounting for Consideration given to a Customer or a Reseller of the Vendor's Products", which codifies and reconciles certain issues from EITF 00-14, "Accounting for Certain Sales Incentives", and EITF 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF 01-9 addresses the income statement classification for offers by a vendor directly to end consumers that are exercisable after a single exchange transaction in the form of coupons,

                   ARMKEL, LLC AND SUBSIDIARIES ("SUCCESSOR") rebate offers, or free products or services disbursed on the same date as the underlying exchange transaction. The issue requires the cost of these items to be accounted for as a reduction of revenues, not included as a marketing expense as the Company did previously. The issue also outlines required accounting treatment of certain sales incentives, including slotting or placement fees, cooperative advertising arrangements, buydowns and other allowances. The Company previously recorded such costs as marketing expenses. The issue requires the Company to report the paid consideration expense as a reduction of sales, rather than marketing expense. The Predecessor's second quarter and year to date 2001 net sales have been restated for this issue. The impact was a reduction of net sales and marketing expense for the three month and six month periods of approximately $13.1 million and $25.3 million in 2002 and $11.3 million and $22.3 million in 2001, respectively, and did not have an effect on net income.

     b. In January 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as previously defined in that Opinion). This statement also amends ARB No. 51, "Consolidated Financial Statements"' to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company has evaluated this statement and has determined there is no material impact on the Company's consolidated financial statements.

     c. In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company will adopt the provisions of this Statement upon its effective date and does not anticipate it to have a material effect on its financial statements.

     d. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal commitments to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements.

5.   Goodwill and Intangible Assets

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

                   ARMKEL, LLC AND SUBSIDIARIES ("SUCCESSOR")

The following tables discloses the carrying value of all intangible assets:

                                              June 28, 2002                            December 31, 2001
                                              -------------                            -----------------
                                 Gross Carrying    Accum.                  Gross Carrying     Accum.
(In thousands)                      Amount      Amortization      Net          Amount      Amortization      Net
                                    ------      ------------      ---          ------      ------------      ---
Amortized intangible assets:
---------------------------
     Patents                       $  27,500      $  3,375    $   24,125     $   27,500      $ 1,125      $  26,375
                                   =========      ========    ==========     ==========      =======      =========
Unamortized intangible assets - Carrying value(1)
-----------------------------
     Tradenames                    $ 239,400      $     --    $  239,400     $  239,036      $    --     $  239,036
                                   =========      ========    ==========     ==========      =======     ==========
-------------
(1)      Change in unamortized tradenames is primarily due to translation adjustments.

Intangible amortization expense amounted to $2.3 million and $1.4 million for the six months ended June 28, 2002 and June 30, 2001, respectively. The estimated intangible amortization for each of the next five years is approximately $4.5 million. The weighted average amortization period for patents is 6.4 years.

The changes in the carrying amount of goodwill for the six months ended June 28, 2002 is as follows:

 (In thousands)                                                          Domestic        International       Total
                                                                         --------        -------------       -----
Balance December 31, 2001.........................................       $145,237        $  31,461         $ 176,698
Purchase accounting adjustments...................................         (7,463)           4,336            (3,127)
Foreign exchange/other............................................             --              308               308
                                                                         ---------       ----------        ----------
Balance June 28, 2002.............................................       $ 137,774       $  36,105         $ 173,879
                                                                         =========       ==========        ==========

In accordance with SFAS No. 142, the Company completed the impairment test of the valuation of goodwill and intangibles as of January 1, 2002 and based upon the results, there was no impairment.

6.  Acquisitions

On May 7, 2001 the Company and Carter-Wallace entered into a definitive Asset Purchase Agreement which was consummated on September 28, 2001. The Company acquired the assets and liabilities that related primarily to the consumer products business of Carter-Wallace, as well as 100% of the capital stock of certain foreign subsidiaries of Carter-Wallace (the "Acquisition"). Under a separate agreement dated May 7, 2001, Church & Dwight Co., Inc. ("C&D") agreed to simultaneously purchase from the Company the assets relating to the antiperspirant/deodorant product lines in the United States and Canada and the assets relating to the Lambert-Kay line of pet products, and assumed the liabilities of these businesses. The Acquisition was accounted for as a purchase under the provisions of SFAS No. 141, "Business Combinations" and has been included in the Company's financial statements from the date of the acquisition. An appraisal is currently in process and the purchase price allocation will be modified based on its results by the end of the third quarter.

Pro forma results

The following reflects pro forma results for the three and six months ended June 30, 2001.

                                                                                For the three          For the six
                                                                                Months ended          months ended
                                                                                June 30, 2001         June 30, 2001
                                                                                -------------         -------------
         (In millions)                                                            Pro forma             Pro forma
         Net Sales.....................................................           $  113.9              $  208.2
         Income from operations........................................               22.4                  32.9
         Net Income....................................................               20.3                  29.1

The pro forma results adjusts for additional interest expense related principally to the debt incurred to finance the Acquisition and for income taxes under the Company's LLC status. Adjustments were also made to depreciation and amortization expense related to the fair value of the assets acquired and the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets."

                   ARMKEL, LLC AND SUBSIDIARIES ("SUCCESSOR")

7.   Related Party Transactions

Arrangements with Church & Dwight

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

For the three and six months ended June 28, 2002, the Company paid C&D $5.4 and $10.1 million for administrative and management oversight services and sold $0.0 million and $5.4 million of deodorant antiperspirant inventory to C&D at its cost, respectively. The Company charged C&D $0.1 million and $1.1 million of transition administrative services for the current quarter and six months, respectively. The Company had a net payable at June 28, 2002 of approximately $8.2 million to C&D that primarily related to administration fees and invoices paid by C&D on behalf of Armkel.

Arrangements with Kelso

Kelso has agreed to provide the Company with financial advisory services for which the Company will pay an annual fee of $1.0 million. The Company has agreed to indemnify Kelso against certain liabilities and reimburse expenses in connection with its engagement. For the three and six months ended June 28, 2002, the Company paid Kelso $0.3 million and $0.5 million, respectively.

8.    Contingencies

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

Pursuant to the Asset Purchase Agreement, the purchase price shall be adjusted with respect to domestic net working capital at close. The Company and Medpointe are currently negotiating this adjustment. This may result in an approximate $4 million liability to the Company. However, due to the uncertainty of the outcome, no amount has been reflected in these financial statements.

The Company has entered into an agreement with Medpointe pursuant to which the Company has agreed to indemnify it and certain related parties against 60% of all liabilities relating to any action challenging the validity of

                   ARMKEL, LLC AND SUBSIDIARIES ("SUCCESSOR") the Acquisition or the merger (other than antitrust-based action), including 60% of all Appraisal Damages (defined as the recovery greater than the per share merger price times the number of shares in the appraisal class) claims made by former Carter-Wallace shareholders.

While the Company's potential exposure with respect to the Appraisal Damages claims is effectively capped at $12 million (because of a separate agreement between Carter-Wallace and certain shareholders of Carter-Wallace), there is no cap on the Company's indemnification obligation arising out of other transaction related liabilities of Carter-Wallace. Due to uncertainty of the outcome of currently asserted Appraisal Damages claims, no amount has been reflected in these financial statements. In connection with the sale of the Disposed Businesses to C&D, C&D agreed to indemnify the Company for up to 17.4% of any amounts that the Company may become liable for pursuant to the Company's indemnification agreement with Carter-Wallace. If the Company is required to perform under these indemnification obligations, its liability could be substantial. This could materially and adversely affect the Company's financial condition and results of operations.

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

9.   Restructuring Reserve

As of the date of the Acquisition, the Company started to implement a plan to reorganize the operation of the acquired consumer business. The main components of the plan included rationalizing facilities for which the Company expects to incur lease termination costs of $1.8 million, environmental remediation costs of $1.8 million and rationalizing the Company's work force.

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

The following table summarizes the activity in the Company's restructuring accruals:

                                                                      Reserves at      Payments and    Reserves at
    (In thousands)                                                   Dec. 31, 2001      Adjustments     June 28, 2002
                                                                     -------------      -----------     -------------

Severance and other charges.......................................     $  40,709        $  (27,997)        $  12,712
Environmental remediation costs...................................           250             1,596             1,846
Site clearance costs..............................................         1,753              (519)            1,234
                                                                       ---------        ----------         -----------
                                                                       $  42,712        $  (26,920)        $  15,792
                                                                       =========        ===========        ===========

                   ARMKEL, LLC AND SUBSIDIARIES ("SUCCESSOR")

10.   Segments and Supplemental Information

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

Supplemental information for condensed consolidated balance sheets at June 28, 2002, condensed consolidated income statements and consolidated cash flows for the period from December 31, 2001 to June 28, 2002 is summarized as follows (amounts in thousands):

                   ARMKEL, LLC AND SUBSIDIARIES ("SUCCESSOR")

Successor Consolidated Statement of Income                          For The Three Months Ended June 28, 2002
                                                     --------------------------------------------------------------------
                                                                                                                  Total
                                                       Domestic         International      Eliminations     Consolidated
Net sales........................................    $    60,470        $    57,574       $    (2,186)        $  115,858
Cost of goods sold...............................         24,969             29,792            (2,186)            52,575
                                                     -----------        -----------       -----------        -----------
Gross profit.....................................         35,501             27,782                --             63,283
Operating expenses...............................         20,404             16,642                --             37,046
                                                     -----------        -----------       -----------        -----------
Income from operations...........................         15,097             11,140                --             26,237
Interest expense.................................          8,621                310                --              8,931
Interest income..................................           (120)              (134)               --               (254)
Other (income) expense...........................         (6,106)             4,440                --             (1,666)
                                                     -----------        -----------       -----------        ------------
Income before taxes..............................         12,702              6,524                --             19,226
Income taxes.....................................             --              3,641                --              3,641
                                                     -----------        -----------       -----------        -----------
Net Income.......................................    $    12,702        $     2,883        $       --        $    15,585
                                                     ===========        ===========        ==========        ===========


Predecessor Combined Statement of Income                            For the Three Months Ended June 30, 2001
                                                    --------------------------------------------------------------------
                                                                                                                  Total
                                                      Domestic         International      Eliminations      Consolidated
Net sales........................................    $    60,059        $    53,835       $        --        $   113,894
Cost of goods sold...............................         21,894             26,884                --             48,778
                                                     -----------        -----------       -----------        -----------
Gross profit.....................................         38,165             26,951                --             65,116
Operating expenses...............................         14,547             18,803                --             33,350
                                                      ----------        -----------       -----------        -----------
Income from operations...........................         23,618              8,148                --             31,766
Interest expense.................................             --                257                --                257
Interest income..................................            (98)                --                --                (98)
Other (income) expense...........................           (799)                95                --               (704)
                                                     -----------        -----------       -----------        -----------
Income before taxes..............................         24,515              7,796                --             32,311
Income taxes.....................................         10,916              2,623                --             13,539
                                                     -----------        -----------       -----------        -----------
Net Income.......................................    $    13,599        $     5,173       $        --        $    18,772
                                                     ===========        ===========       ===========        ===========


Successor Consolidated Statement of Income                           For The Six Months Ended June 28, 2002
                                                     --------------------------------------------------------------------
                                                                                                                  Total
                                                      Domestic         International      Eliminations      Consolidated
Net sales........................................    $   111,902        $   105,367       $    (4,958)        $  212,311
Cost of goods sold...............................         53,667             54,886            (4,958)           103,595
                                                     -----------        -----------       -----------        -----------
Gross profit.....................................         58,235             50,481                --            108,716
Operating expenses...............................         37,409             33,750                --             71,159
                                                     -----------        -----------       -----------        -----------
Income from operations...........................         20,826             16,731                --             37,557
Interest expense.................................         17,736              3,720            (3,104)            18,352
Interest income..................................         (3,375)              (284)            3,104               (555)
Other (income) expense...........................         (3,791)             2,203                --             (1,588)
                                                     -----------        -----------       -----------        -----------
Income before taxes..............................         10,256             11,092                --             21,348
Income taxes.....................................             --              5,455                --              5,455
                                                     -----------        -----------       -----------        -----------
Net Income.......................................    $    10,256        $     5,637       $        --         $   15,893
                                                     ===========        ===========       ===========         ==========


Predecessor Combined Statement of Income                             For the Six Months Ended June 30, 2001
                                                    --------------------------------------------------------------------
                                                                                                                  Total
                                                      Domestic         International      Eliminations      Consolidated
Net sales........................................    $   105,488        $   102,697       $        --        $   208,185
Cost of goods sold...............................         38,096             53,632                --             91,728
                                                     -----------        -----------       -----------        -----------
Gross profit.....................................         67,392             49,065                --            116,457
Operating expenses...............................         27,833             34,901                --             62,734
                                                      ----------        -----------       -----------        -----------
Income from operations...........................         39,559             14,164                --             53,723
Interest expense.................................             --                641                --                641
Interest income..................................            (98)              (164)               --               (262)
Other (income) expense...........................           (932)             1,008                --                 76
                                                     -----------        -----------       -----------        -----------
Income before taxes..............................         40,589             12,679                --             53,268
Income taxes.....................................         18,792              5,380                --             24,172
                                                     -----------        -----------       -----------        -----------
Net Income.......................................    $    21,797        $     7,299       $        --        $    29,096
                                                     ===========        ===========       ===========        ===========

                   ARMKEL, LLC AND SUBSIDIARIES ("SUCCESSOR")

Successor Consolidated Balance Sheets                                             June 28, 2002
                                                     -------------------------------------------------------------------
                                                                                                                  Total
                                                      Domestic         International      Eliminations      Consolidated
Cash and cash equivalents........................     $   22,471        $    18,674       $        --        $    41,145
Accounts receivable, less allowances.............         41,404             84,156                --            125,560
Inventories......................................         25,704             36,985                --             62,689
Prepaid expenses.................................            453              3,619                --              4,072
                                                     -----------        -----------       -----------        -----------
    Total current assets.........................         90,032            143,434                --            233,466
Property, plant and equipment (net)..............         89,706             30,404                --            120,110
Notes receivable.................................         57,935                231           (58,166)                --
Investment in subsidiaries.......................         63,557                 --           (63,557)                --
Tradenames and patents...........................        225,325             38,200                --            263,525
Goodwill.........................................        137,774             36,105                --            173,879
Deferred financing costs.........................         19,583                 --                --             19,583
Other assets.....................................             --              1,548                --              1,548
                                                     -----------        -----------       -----------        -----------
     Total assets................................    $   683,912        $   249,922       $  (121,723)       $   812,111
                                                     ===========        ===========       ===========        ===========
Short-term borrowings............................    $        --        $     2,565       $        --        $     2,565
Accounts payable and accrued expenses............         52,236             65,118               (20)           117,334
Current portion of long-term debt................          4,237              2,575                --              6,812
Taxes payable....................................             --              3,710                --              3,710
                                                     -----------        -----------       -----------        -----------
     Total current liabilities...................         56,473             73,968               (20)           130,421
Long-term debt...................................        404,731             31,756                --            436,487
Notes payable....................................             --             68,435           (68,435)                --
Deferred and other long-term liabilities.........          7,074             19,622                --             26,696
                                                      ----------        -----------       -----------        -----------
     Total liabilities...........................        468,278            193,781           (68,455)           593,604
Net members' equity and subsidiary capital.......        215,634             56,141           (53,268)           218,507
                                                     -----------        -----------       -----------        -----------
      Total Liabilities and Members' Equity......    $   683,912        $   249,922       $  (121,723)       $   812,111
                                                     ===========        ===========       ===========        ===========

                                                                                December 31, 2001
                                                     -------------------------------------------------------------------
                                                                                                                   Total
                                                      Domestic         International      Eliminations      Consolidated
Cash and cash equivalents........................     $   40,444        $    15,393       $      --          $    55,837
Accounts receivable, less allowances.............         31,958             68,936           (4,222)             96,672
Inventories......................................         36,137             33,739              --               69,876
Prepaid expenses.................................            648              3,271              --                3,919
                                                     -----------        -----------       ----------         -----------
     Total current assets........................        109,187            121,339           (4,222)            226,304
Property, plant and equipment (net)..............         88,790             31,090              --              119,880
Investment in subsidiaries.......................         52,061                --           (52,061)                 --
Notes receivable.................................         65,540                --           (65,540)                 --
Tradenames and patents...........................        227,575             37,836               --             265,411
Goodwill.........................................        145,237             31,461               --             176,698
Deferred financing costs.........................         20,892                --                --              20,892
Other assets.....................................             --              4,608               --               4,608
                                                    ------------        -----------       ----------         -----------
     Total assets................................     $  709,282        $   226,334       $ (121,823)        $   813,793
                                                    ============        ===========       ===========        ===========
Short-term borrowings............................     $       --        $     2,425       $       --         $     2,425
Accounts payable and accrued expenses............         87,752             49,723           (4,222)            133,253
Current portion of long-term debt................          2,413                833               --               3,246
Taxes payable....................................             --              3,004               --               3,004
                                                   -------------        -----------       -----------        -----------
     Total current liabilities...................         90,165             55,985            (4,222)           141,928
Long-term debt...................................        407,235             32,515               --             439,750
Notes payable....................................            --              65,540           (65,540)                --
Deferred and other long-term liabilities.........          6,011             22,700               --              28,711
                                                      ----------        -----------        ----------        -----------
     Total liabilities...........................        503,411            176,740           (69,762)           610,389
Net members' equity and subsidiary capital.......        205,871             49,594           (52,061)           203,404
                                                     -----------        -----------        -----------       -----------
      Total Liabilities and Members' Equity......    $   709,282        $   226,334        $  (121,823)      $   813,793
                                                     ===========        ===========        ===========       ===========

                   ARMKEL, LLC AND SUBSIDIARIES ("SUCCESSOR")

Successor Consolidated Statement of Cash Flow                              For The Six Months Ended June 28, 2002
                                                                           --------------------------------------
                                                                                                            Total
                                                                       Domestic         International    Consolidated
Cash Flow From Operating Activities:
Net Income........................................................     $    10,256      $     5,637       $    15,893
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization................................           6,603             1,931            8,534
     Unrealized (gain) loss on foreign exchange transactions......          (3,891)            2,478           (1,413)
Change in assets and liabilities:
     (Increase) in accounts receivable............................         (13,346)          (14,125)         (27,471)
     Decrease (Increase) in inventories...........................          10,904            (2,318)           8,586
     (Decrease) Increase  in accounts payable and other accrued expenses   (21,197)            8,471          (12,726)
     (Decrease) Increase  in other................................          (1,328)            1,776              448
                                                                       ------------     ------------       ----------
Net Cash (Used in) Provided by Operating Activities...............         (11,999)            3,850           (8,149)
                                                                       -----------      ------------       ----------
Cash Flow From Investing Activities:
     Additions to property, plant & equipment.....................          (3,633)             (999)          (4,632)
     Payment of acquisition-related costs.........................          (1,132)               --           (1,132)
                                                                       -----------      ------------       ----------
Net Cash Used in Investing Activities.............................          (4,765)             (999)          (5,764)
                                                                       -----------      ------------       ----------
Cash Flow from Financing Activities:
     Repayment of syndicated bank credit facility.................            (750)               --             (750)
     Payment of deferred financing costs..........................            (459)               --             (459)
                                                                       -----------      ------------       ----------
Net Cash Used in Financing Activities.............................          (1,209)               --           (1,209)
                                                                       -----------      ------------       ----------
Effect of exchange rate changes on cash and cash equivalents......             --                430              430
                                                                       -----------      ------------       ----------
NET CHANGE IN CASH & CASH EQUIVALENTS.............................         (17,973)            3,281          (14,692)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD....................          40,444            15,393           55,837
                                                                       -----------      ------------       ----------
CASH & CASH EQUIVALENTS AT END OF PERIOD..........................     $    22,471      $     18,674       $   41,145
                                                                       ===========      ============       ==========

The following table sets forth the Company's principal product lines and related data for the three and six months period ended June 28, 2002 and June 30, 2001.

                                                       Three Months Ended                    Six Months Ended
                                                       ------------------                    -----------------
                                                  Successor          Predecessor         Successor       Predecessor
                                                   Company             Company            Company          Company
Net Sales (In thousands)                        June 28, 2002       June 30, 2001      June 28, 2002    June 30, 2001
                                                -------------       -------------      -------------    -------------
Products
Family Planning(1)..........................     $   49,037          $  50,347         $   91,751        $   90,584
Depilatories and waxes; face and skincare...         27,529             26,724             45,888            44,562
Oral care...................................          8,967              7,366             16,126            15,172
OTC Products................................         10,764             10,910             23,727            22,955
Other consumer products.....................         19,561             18,547             34,819            34,912
                                                 ----------          ---------         ----------        ----------
Total net sales.............................     $  115,858          $ 113,894         $  212,311        $  208,185
                                                 ==========          =========         ==========        ==========

----------------
(1) Family Planning includes condom product sales and pregnancy and ovulation kits.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Armkel, LLC and subsidiaries (the "Company" or the "Successor") is an equally owned joint venture formed by Church & Dwight Co., Inc. (C&D) and affiliates of Kelso & Company, L.P. (Kelso). On September 28, 2001, the Company acquired certain of the domestic consumer product assets of Carter-Wallace, primarily Trojan condoms, Nair depilatories, and First Response and Answer test kits, and the international subsidiaries of Carter-Wallace. The remainder of Carter-Wallace, comprised of its healthcare and pharmaceuticals businesses, was merged with an unrelated third party after the completion of the Acquisition. Simultaneously with the consummation of the acquisition, the Company sold the remainder of the consumer products businesses, Arrid antiperspirant in the U.S and Canada and the Lambert-Kay line of pet care products, to C&D (the "Disposed Businesses").

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

The following section discusses comparisons to the three-month and six-month period ended June 28, 2002 compared to the same period in the prior year for the predecessor company.

                                                             Three Months Ended              Six Months Ended
                                                             ------------------              ----------------
                                                                (In millions)                   (In millions)
                                                         Successor      Predecessor       Successor     Predecessor
                                                          Company         Company          Company        Company
                                                         June 28,        June 30,         June 28,        June 30
                                                           2002           2001(1)           2002          2001(1)
                                                           ----           ----              ----          ----

Net sales(1).........................................  $   115.9       $   113.9        $   212.3       $  208.2
Cost of goods sold(2)................................       52.6            48.8            103.6           91.7
                                                       ---------       ---------        ---------       --------
Gross Profit.........................................       63.3            65.1            108.7          116.5
Marketing expenses..................................        13.4            12.3             24.9           23.3
Selling, General & Administrative expenses(2)........       23.6            21.0             46.3           39.5
Interest Expense & Other Income......................        7.1            (.5)             16.2             .4
                                                       ---------       --------         ---------       --------
Income before taxes..................................  $    19.2       $    32.3        $    21.3       $   53.3
                                                       =========       =========        =========       ========   =

     (1) Net Sales for the predecessor financial statements has been adjusted to conform with EITF 01-9.
     (2) Distribution expense reclassified from operating expense to cost of goods sold for predecessor financial statements in order to conform to the Company's presentation.

The results of operations for the period from January 1, 2002 to June 28, 2002 are affected by certain expenses related to accounting and other acquisition related integration expenses. These items are outlined below and addressed in further detail in the discussion below:

                                                                       Three Months Ended            Six Months Ended
                                                                          June 28, 2002                June 28, 2002
                                                                          -------------                -------------
      (in millions)
      Inventory Step-up Expenses..................................          $     --                      $  8.1
      Transition Expenses.........................................          $    3.2                      $  4.2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

Net Sales

Net sales for the quarter increased $2.0 million, or 1.8%, to $115.9 million from $113.9 million in the same period last year. Domestic Net Sales decreased $1.8 million, or 3.0%, to $58.3 million from $60.1 million. This decrease in Domestic Net Sales (net of intercompany eliminations) is primarily due to lower sales for condoms and depilatories in the quarter due to promotional timing differences for the Company compared to the predecessor company. International Net Sales increased $3.7 million, or 7.0%, to $57.6 million from $53.8 million. The increase in International Net Sales is principally due to higher sales of Nair and Trojan.

Net sales for the six months ended June 28, 2002 increased $4.1 million, or 2.0%, to $212.3 million from $208.2 million in the same period last year. Domestic Net Sales increased $1.4 million, or 1.3%, to $106.9 million from $105.5 million. This increase in Domestic Net Sales (net of intercompany eliminations) is primarily due to the continued growth in the domestic condoms and depilatories businesses. International Net Sales increased $2.7 million, or 2.6%, to $105.4 million from $102.7 million. The increase in International Net Sales is principally due to higher sales of Sterimar, Nair and Trojan.

Effective January 1, 2002, the Company adopted EITF 01-9 "Accounting for Consideration given to a Customer or a Reseller of the Vendor's Products", which codifies and reconciles certain issues from EITF 00-14 and EITF 00-25. EITF 01-9 addresses the income statement classification for offers by a vendor directly to end consumers that are exercisable after a single exchange transaction in the form of coupons, rebate offers, or free products or services disbursed on the same date as the underlying exchange transaction. The issue requires the cost of these items to be accounted for as a reduction of revenues, not included as a marketing expense as the Company did previously. The EITF also outlines required accounting treatment of certain sales incentives, including slotting or placement fees, cooperative advertising arrangements, buydowns and other allowances. The Company previously recorded such costs as marketing expenses. The issue requires the Company to report the paid consideration expense as a reduction of sales, rather than marketing expense. The Predecessor's second quarter and year to date 2001 net sales have been restated for this issue. The impact was a reduction of net sales and marketing expense for the three month and six month periods of approximately $13.1 million and $25.3 million in 2002 and $11.3 million and $22.3 million in 2001, respectively, and did not have an effect on net income.

Cost of Goods Sold

Cost of goods sold for the quarter increased $3.8 million, or 7.8%, to $52.6 million from $48.8 million in the same period last year. As a percentage of net sales, cost of goods sold for the quarter grew to 45.4% from 42.8% in 2001. The increase in cost of goods sold is primarily due to the $1.6 million excess cost to carry the Cranbury plant with minimal production in the quarter. Excluding this cost, cost of goods sold, as a percentage of net sales, would be 44.0% of net sales.

Cost of goods sold for the six months ended June 28, 2002 increased $11.9 million, or 13.0%, to $103.6 million from $91.7 million in the same period last year. As a percentage of net sales, cost of goods sold year to date grew to 48.8% from 44.0% in 2001. This increase in cost of goods sold is due to the remaining $8.1 million of additional expense relating to inventory step-up adjustments incurred at the Acquisition and due to the excess cost to carry the Cranbury plant of $1.6 million. Excluding these adjustments, cost of goods sold, as a percentage of net sales, would be 44.2% of net sales.

Operating Costs excluding Interest Expense and Other Income

Total operating expenses for the quarter, excluding interest expense and other income, increased $3.7 million, or 11.1%, to $37.0 million from $33.3 million in the same period last year. Total operating expenses for the six months ended June 28, 2002, excluding interest expense and other income, increased $8.4 million, or 13.4%, to $71.2 million from $62.8 million in the six months ended June 30, 2001. The operating expense increases are addressed below.

Marketing expenses for the quarter increased by $1.1 million, or 8.9%, to $13.4 million from $12.3 million in the same period last year. The increase in spending in the quarter is primarily related to higher advertising spending behind Trojan, Nair and First Response in the domestic market. Marketing expenses in the six months ended June 28, 2002 increased by $1.6 million, or 6.9%, to $24.9 million from $23.3 million in the six months ended June 30, 2001.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

Selling, general and administrative expenses for the quarter increased $2.6 million, or 12.4%, to $23.6 million from $21.0 million in the same period last year. Selling, general and administrative expenses in the six months ended June 28, 2002 increased $6.8 million, or 17.2% to $46.3 million from $39.5 million in the same period last year. This year to date increase is primarily related to estimated transitional costs of $2.6 million for former Carter-Wallace employees employed during the integration process, $3.1 million in fees to Church & Dwight and Kelso, and a net increase of $0.9 million in amortization for acquired patents and goodwill.

Interest Expense and Other Income

Interest expense for the quarter was $8.9 million compared to $0.3 million for the same period last year. Interest expense for the six months ended June 28, 2002 was $18.4 million compared to $0.6 million for the same period last year. The interest expense in 2002 is related to the $225 million in outstanding bonds and $220 million in term loans incurred at the time of the Acquisition.

Interest income for the quarter of $0.3 million increased $0.2 million compared to the same period last year. Interest income for the six months ended June 28, 2002 of $0.6 million increased $0.3 million compared to the same period last year.

Liquidity and capital resources

The Company considers cash and cash equivalents, and availability under its revolving credit facility, as the principal measurement of its liquidity. At June 28, 2002, cash, including cash equivalents, totaled $41.1 million as compared to $55.8 million at December 31, 2001. At June 28, 2002, the Company had an unused revolving credit facility of $85 million.

The Company had outstanding long-term debt of $436 million, and the aforementioned cash and cash equivalents less short term and related party debt of $23 million, for a net debt position of $413 million at June 28, 2002. Based on the definition in its loan agreements, the Company's EBITDA is estimated at $33 million for the three months ending June 28, 2002 and $57 million for the six months ended June 28, 2002.

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

Cash flow used in operating activities for the six months ended June 28, 2002 was $8.1 million which includes $9.9 million in semi-annual subordinated debt interest payments and $21 million in severance payments partially offset by income from operations. Cash flow used in investing activities for the six months ended June 28, 2002 was $5.8 million which is related to capital expenditures and acquisition related costs.

The Company has incurred and will incur severance and other change in control related liabilities to certain employees. In the six-month period ending June 28, 2002 it paid $21 million in severance payments. The Company currently anticipates that the total severance payments will equal approximately $44 million and the Company has paid out $31 million since the start of the acquisition. It anticipates the remaining $13 million in severance and related costs to be principally paid out in 2002 and 2003, although the restructuring plan will be completed in the third quarter of 2002.

Cautionary Note on Forward-Looking Statements

This report contains forward-looking statements relating, among others, to financial objectives, liquidity needs, severance costs, contingencies and other matters. These statements, represent the intentions, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company's control. These factors, which include the ability of Church & Dwight to successfully complete the integration of the Company's operations, and assumptions as to market growth and consumer demand (including but not limited to general economic and marketplace conditions and events, competitors' actions and the Company's costs), and the

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


outcome of contingencies, including litigation, environmental remediation and the divestiture of assets, could cause actual results to differ materially from such forward-looking statements. For a description of additional cautionary statements, see the Company's 2001 Form 10-K for the year ended December 31, 2001 and in the Company's subsequent SEC filings, as well as Carter-Wallace's historical SEC reports.







                           PART II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

     a. Exhibits

          (99.1) Statement regarding the Certification of the CEO of Armkel, LLC Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002

          (99.2) Statement regarding the Certification of the CFO of Armkel, LLC Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002

     b. No reports on Form 8-K were filed for the three months ended June 28, 2002.

                                  EXHIBIT 99.1


The Certification of the Chief Executive Officer of Armkel, LLC Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not being filed with the Quarterly Report but has been submitted to the Securities and Exchange Commission under separate cover.

                                  EXHIBIT 99.2


The Certification of the Chief Financial Officer of Armkel, LLC Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not being filed with the Quarterly Report but has been submitted to the Securities and Exchange Commission under separate cover.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ARMKEL, LLC.
                                    ---------------------------------------
                                    (REGISTRANT)


DATE:      August 9, 2002           /s/ Maureen K. Usifer
         --------------------       ---------------------------------------
                                    MAUREEN K. USIFER
                                    CHIEF FINANCIAL OFFICER AND
                                    PRINCIPAL ACCOUNTING OFFICER



DATE:      August 9, 2002           /s/ Zvi Eiref
         --------------------       ---------------------------------------
                                    ZVI EIREF
                                    DIRECTOR