Form 10-Q
period 2002-09-27
ARMKEL LLC
filed 2002-11-08
CIK 1140590

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 27, 2002

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

                     Yes |X|            No |_|

As of November 7, 2002, all of the 10,000 outstanding membership interests in Armkel, LLC were held by affiliates.


================================================================================

                         PART I - FINANCIAL INFORMATION

                   ARMKEL, LLC AND SUBSIDIARIES ("SUCCESSOR")

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                CHANGES IN MEMBERS' EQUITY/NET ASSETS TO BE SOLD
                                   (Unaudited)


                                                                 Three Months Ended                Nine Months Ended
                                                                 ------------------                -----------------
                                                             Successor       Predecessor       Successor     Predecessor
                                                              Company          Company          Company        Company
 (Dollars in thousands)                                     Sept.  27,        Sept. 30,        Sept. 27,      Sept. 30,
                                                               2002            2001(1)           2002          2001(1)
                                                               ----            ----              ----          ----

Net Sales..............................................     $   110,290    $   104,916         $   322,601    $   313,101
Cost of goods sold.....................................          48,535         47,619             152,129        139,347
                                                            -----------    -----------         -----------    -----------
Gross Profit...........................................          61,755         57,297             170,472        173,754
Marketing expenses.....................................          16,739         12,450              41,645         35,713
Selling, general and administrative expenses...........          25,187         21,703              71,441         61,174
                                                            -----------    -----------         -----------    -----------
Income from Operations.................................          19,829         23,144              57,386         76,867
Interest expense.......................................           9,137            390              27,489          1,031
Interest (income)......................................            (264)           (77)               (819)          (339)
Other (income) expense.................................             429            524              (1,159)           600
                                                            -----------    -----------         ------------   -----------
Income before taxes....................................          10,527         22,307              31,875         75,575
Income taxes...........................................           1,211          7,641               6,666         31,813
                                                            -----------    -----------         -----------    -----------
Net Income.............................................           9,316         14,666              25,209         43,762
Other Comprehensive Income ............................           2,866          2,211               2,076         (1,323)
                                                            -----------    -----------         -----------    ------------
Total Comprehensive Income.............................          12,182         16,877              27,285         42,439
Members' Equity at Beginning of Period.................         218,507             --             203,404             --
                                                            -----------                        -----------
Members' Equity at End of Period.......................     $   230,689             --         $   230,689             --
                                                            ===========                        ===========
Cash and Other Transfers to Carter-Wallace, Inc........                        (19,922)                           (19,922)
Net Assets to be Sold at Beginning of Period...........                        270,056                            244,494
                                                                           -----------                        -----------
Net Assets to be Sold at End of Period.................                    $   267,011                        $   267,011
                                                                           ===========                        ===========

-----------------
(1) The three months and nine months ended September 30, 2001 represent the predecessor company combined financial information reclassified for conformity to the 2002 presentation.


            See Notes to Condensed Consolidated Financial Statements.

                   ARMKEL, LLC AND SUBSIDIARIES ("SUCCESSOR")

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                   Sept. 27, 2002       Dec. 31, 2001
                                                                                   --------------       -------------
(Dollars in thousands)                                                              (Unaudited)
Assets
Current Assets
--------------
Cash and cash equivalents.......................................................    $    45,563         $    55,837
Accounts receivable, less allowances of $4,591 and $5,317.......................        118,937              96,672
Inventories.....................................................................         63,250              69,876
Prepaid expenses................................................................          4,402               3,919
Net assets held for sale........................................................         20,000              43,039
                                                                                    -----------         -----------
Total Current Assets............................................................        252,152             269,343
Property, Plant and Equipment (Net).............................................         73,314              76,841
Tradenames and Patents..........................................................        262,400             265,411
Goodwill........................................................................        210,739             176,698
Deferred Financing Costs........................................................         18,745              20,892
Other Assets....................................................................          3,561               4,608
                                                                                    -----------         -----------
Total Assets....................................................................    $   820,911         $   813,793
                                                                                    ===========         ===========

Liabilities and Members' Equity
Current Liabilities
-------------------------------
Short-term borrowings...........................................................    $     3,563         $     2,425
Accounts payable and accrued expenses...........................................        114,261             133,253
Current portion of long-term debt...............................................          8,878               3,246
Taxes payable...................................................................          1,386               3,004
                                                                                    -----------         -----------
Total Current Liabilities.......................................................        128,088             141,928
Long-term Debt..................................................................        433,656             439,750
Deferred and Other Long-term Liabilities........................................         28,478              28,711
Commitments and Contingencies                                                                --                  --
Members' Equity.................................................................        230,689             203,404
                                                                                    -----------         -----------
Total Liabilities and Members' Equity...........................................    $   820,911         $   813,793
                                                                                    ===========         ===========


            See Notes to Condensed Consolidated Financial Statements.

                   ARMKEL, LLC AND SUBSIDIARIES ("SUCCESSOR")

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)



                                                                                             Nine Months Ended
                                                                                         Successor       Predecessor
                                                                                          Company          Company
                                                                                         Sept. 27,        Sept. 30,
(Dollars in thousands)                                                                     2002            2001(1)
                                                                                           ----            ----
Cash Flow From Operating Activities:
Net Income........................................................................    $    25,209       $    43,762
Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation and amortization................................................         12,530             8,592
     Unrealized gain on foreign exchange transactions.............................           (929)               --
Change in assets and liabilities:
     (Increase) in accounts receivable............................................        (17,310)          (17,262)
Decrease in inventories...........................................................          8,585               509
     (Decrease) increase in accounts payable and
        other accrued expenses....................................................        (23,098)            1,938
     Decrease(Increase) in other..................................................            110            (6,323)
                                                                                      -----------       ------------
Net Cash Provided by Operating Activities.........................................          5,097            31,216
                                                                                      -----------       -----------
Cash Flow From Investing Activities:
Additions to property, plant and equipment........................................         (6,783)           (7,212)
Proceeds from sale of property, plant and equipment...............................             --             1,349
Payment for purchase price adjustments related to the acquisition of the Carter-Wallace
   Consumer Business .............................................................         (5,217)               --
Payment of costs for the acquisition of the Carter-Wallace, Inc. Business  .......         (3,049)               --
                                                                                      ------------      -----------
Net Cash Used in Investing Activities.............................................        (15,049)           (5,863)
                                                                                      ------------      ------------
Cash Flow From Financing Activities:
Repayment of syndicated bank credit facility......................................           (750)                --
Repayment of other debt...........................................................             --            (5,447)
Payment of deferred financing costs...............................................           (459)                --
Proceeds from borrowings  ........................................................             --             1,206
Cash transferred to Carter-Wallace, Inc. .........................................             --           (19,135)
                                                                                       ----------       ------------
Net Cash Used in Financing Activities.............................................         (1,209)          (23,376)
                                                                                      ------------      ------------
Effect of exchange rate changes on cash and cash equivalents......................            887                43
                                                                                      -----------       -----------
Net Change in Cash and Cash Equivalents...........................................        (10,274)            2,020
Cash and Cash Equivalents at Beginning of Period..................................         55,837             8,661
                                                                                      -----------       -----------
Cash and Cash Equivalents at End of Period........................................    $    45,563       $    10,681
                                                                                      ===========       ===========

----------------
(1)  The nine months ended September 30, 2001 represent the predecessor company combined financial information reclassified for conformity to the 2002 presentation.



            See Notes to Condensed Consolidated Financial Statements.

                   ARMKEL, LLC AND SUBSIDIARIES ("SUCCESSOR")

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Financial Statement Presentation

The condensed consolidated balance sheet as of September 27, 2002, the condensed consolidated statements of income and changes in members' equity/net assets to be sold for the three months and nine months ended September 27, 2002, and the consolidated statement of cash flow for the nine months ended September 27, 2002 have been prepared by Armkel, LLC and subsidiaries (the "Company" or the "Successor") and are unaudited. The period for the three months and nine months ended September 30, 2001 represents the combined income statement of the Carter-Wallace Consumer Business - Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products (the "Predecessor") and is unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at September 27, 2002 and for all periods presented have been made.

Fifty-percent (50%) of the membership interests in the Company is owned by each of Church & Dwight Co., Inc. ("C&D") and certain affiliates of Kelso & Company, L.P. ("Kelso")


The Company acquired the Predecessor on September 28, 2001 (see Note 6 for further details on the acquisition). The Predecessor income statement has been prepared pursuant to the Asset Purchase Agreement and Product Line Purchase Agreement in accordance with accounting principles generally accepted in the United States of America as detailed in the Company's December 31, 2001 Form 10-K filing. The principal differences in accounting between the Company and the Predecessor relate to the income tax status of the entities and amortization of intangible assets. As the Company is treated as a partnership for U.S. tax purposes, it is generally not subject to U.S taxes on income. The Predecessor tax provision was calculated as if it was fully taxable under U.S tax law and as if it was filing tax returns on a stand-alone basis. Additionally, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill and tradenames. The Predecessor recorded amortization expense for its goodwill and tradenames with indefinite future lives.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 required Form 10-K filing. Certain items previously reported in specific captions in the accompanying financial statements have been reclassed to conform with current period classification. The results of operations for the period ended September 27, 2002 are not necessarily indicative of the operating results for the full year.

2.       Inventories consist of the following:

                                                                                  Sept. 27, 2002   Dec. 31, 2001
                                                                                  --------------   -------------
         (In thousands)
         Raw materials and supplies.............................................     $   16,183        $  14,681
         Work in process........................................................          6,954           13,772
         Finished goods.........................................................         40,113           41,423
                                                                                     ----------        ---------
                                                                                     $   63,250        $  69,876
                                                                                     ==========        =========

3.       Property, Plant and Equipment consist of the following:

                                                                                  Sept. 27, 2002   Dec. 31, 2001 (1)
                                                                                  --------------   -------------
         (In thousands)
         Land...................................................................     $    7,907          $ 7,435
         Buildings and improvements.............................................         17,987           18,029
         Machinery and equipment................................................         38,708           39,396
         Office equipment and other assets......................................          8,784            8,567
         Construction in progress...............................................          7,535            5,443
                                                                                     ----------        ---------
                                                                                         80,921           78,870
         Less accumulated depreciation and amortization.........................          7,607            2,029
                                                                                     ----------        ---------
         Net Property, Plant and Equipment......................................     $   73,314        $  76,841
                                                                                     ==========        =========

     (1)  Reclassified for conformity to the 2002 presentation.

                   ARMKEL, LLC AND SUBSIDIARIES ("SUCCESSOR")

4.   Recent Accounting Pronouncements

     a. Effective January 1, 2002, the Company adopted EITF 01-9, "Accounting for Consideration given to a Customer or a Reseller of the Vendor's Products", which codifies and reconciles certain issues from EITF 00-14, "Accounting for Certain Sales Incentives", and EITF 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF 01-9 addresses the income statement classification for offers bya vendor directly to end consumers that are exercisable after a single exchange transaction in the form of coupons, rebate offers, or free products or services disbursed on the same date as the underlying exchange transaction. The issue requires the cost of these items to be accounted for as a reduction of revenues, not included as a marketing expense as the Company did previously. The issue also outlines required accounting treatment of certain sales incentives, including slotting or placement fees, cooperative advertising arrangements, buydowns and other allowances. The Company previously recorded such costs as marketing expenses. The issue requires the Company to report the paid consideration expense as a reduction of sales, rather than marketing expense. The Predecessor's third quarter and year to date 2001 net sales have been restated for this issue. The impact was a reduction of net sales and marketing expense for the three month and nine month periods of approximately $15.3 million and $40.6 million in 2002 and $15.5 million and $37.8 million in 2001, respectively, and did not have an effect on net income.

     b. In January 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as previously defined in that Opinion). This statement also amends ARB No. 51, "Consolidated Financial Statements"' to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. See Note 10 for further SFAS 144 details regarding the Company's assets held for sale.

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

     d. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal commitments to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will apply Statement 146 prospectively to exit or disposal activities initiated after December 31, 2002.

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

The following tables discloses the carrying value of all intangible assets:


                                           September 27, 2002                          December 31, 2001
                                           ------------------                          -----------------
                                 Gross Carrying    Accum.                  Gross Carrying     Accum.
(In thousands)                      Amount      Amortization      Net          Amount      Amortization      Net
                                    ------      ------------      ---          ------      ------------      ---
Amortized intangible assets:
---------------------------
     Patents                       $  27,500      $  4,500    $   23,000     $   27,500      $ 1,125      $  26,375
                                   =========      ========    ==========     ==========      =======      =========
Unamortized intangible assets - Carrying value(1)
-----------------------------
     Tradenames                    $ 239,400      $     --    $  239,400     $  239,036      $    --     $  239,036
                                   =========      ========    ==========     ==========      =======     ==========
-------------
(1)      Change in unamortized tradenames is primarily due to translation adjustments.

Intangible amortization expense amounted to $3.4 million and $2.1 million for the nine months ended September 27, 2002 and September 30, 2001, respectively. The estimated intangible amortization for each of the next five years is approximately $4.5 million. The weighted average amortization period for patents is 6.4 years.

The changes in the carrying amount of goodwill for the nine months ended September 27, 2002 is as follows:

 (In thousands)                                                          Domestic        International       Total
                                                                         --------        -------------       -----
Balance December 31, 2001.........................................       $145,237        $   31,461        $  176,698
Purchase accounting adjustments...................................         28,309             5,424            33,733
Foreign exchange/other............................................             --               308               308
                                                                         ---------       ----------        ----------
Balance September 27, 2002........................................       $ 173,546       $   37,193        $  210,739
                                                                         =========       ==========        ==========

The purchase accounting adjustments include the revaluation of the Cranbury, New Jersey property (see Note 10), settlement of the domestic working capital and other matters with Medpointe Inc.(the successor to Carter-Wallace, Inc. -- see
Note 8), required severance reserves and additional acquisition costs.

In accordance with SFAS No. 142, the Company completed the annual impairment test of the valuation of goodwill and intangibles as of April 1, 2002 and based upon the results, there was no impairment.

6.  Acquisitions

On May 7, 2001 the Company and Carter-Wallace entered into a definitive asset purchase agreement (the "Asset Purchase Agreement") which was consummated on September 28, 2001. The Company acquired the assets and liabilities that related primarily to the consumer products business of Carter-Wallace, as well as 100% of the capital stock of certain foreign subsidiaries of Carter-Wallace (the "Acquisition"). Under a separate agreement dated May 7, 2001, (the "Product Line Purchase Agreement") Church & Dwight Co., Inc. agreed to simultaneously purchase from the Company the assets relating to the antiperspirant/deodorant product lines in the United States and Canada and the assets relating to the Lambert-Kay line of pet products, and assumed the liabilities of these businesses. The Acquisition was accounted for as a purchase under the provisions of SFAS No. 141, "Business Combinations" and has been included in the Company's financial statements from the date of the acquisition. During this quarter, the purchase price allocation was modified based on current property appraisal results and other determinations.

Pro forma results
-----------------

The following reflects pro forma results for the three and nine months ended September 30, 2001.

                                                                                For the three         For the nine
                                                                                months ended          months ended
                                                                               Sept. 30, 2001        Sept. 30, 2001
                                                                               --------------        --------------
         (In millions)                                                            Pro forma             Pro forma
         Net Sales.....................................................           $  104.9              $  313.1
         Income from operations........................................               13.6                  46.4
         Net Income....................................................               12.4                  41.8

The pro forma results adjusts for additional interest expense related principally to the debt incurred to finance the Acquisition and for income taxes under the Company's LLC status. Adjustments were also made to depreciation and amortization expense related to the fair value of the assets acquired and the implementation of SFAS No. 142. "Goodwill and Other Intangible Assets." The 2002 year-to-date results include the effect of the inventory step-up expenses of $8.1 million and transition expenses of $6.3 million which are not part of the 2001 pro forma adjustments.

7.   Related Party Transactions

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

For the three and nine months ended September 27, 2002, the Company paid C&D $5.6 and $15.7 million for administrative and management oversight services and sold $0 and $5.4 million of deodorant/antiperspirant inventory to C&D at its cost, respectively. The Company charged C&D $0.5 million and $1.6 million of transition administrative services for the current quarter and nine months, respectively. The Company had a net payable at September 27, 2002 of approximately $5 million to C&D that primarily related to administration fees and invoices paid by C&D on behalf of Armkel.

Arrangements with Kelso
-----------------------

Kelso has agreed to provide the Company with financial advisory services for which the Company will pay an annual fee of $1.0 million. The Company has agreed to indemnify Kelso against certain liabilities and reimburse expenses in connection with its engagement. For the three and nine months ended September 27, 2002, the Company paid Kelso $0.3 million and $0.8 million, respectively.

8.    Contingencies

The Acquisition, and the concurrent sale of the remainder of Carter-Wallace's business to Medpointe Inc. (the successor to Carter-Wallace), involved a number of arrangements between the Company and Medpointe relating to assets and liabilities purchased and assumed by the Company or Medpointe as part of the transaction. These arrangements have given rise to a number of disputes among the parties which may lead to the incurrence of costs or liabilities, and the Company's payment of funds.

As of September 27, 2002, the Company reached a settlement with Medpointe regarding liability for retiree medical costs. Pursuant to the Asset Purchase Agreement, the Company had agreed to assume liability for 60% of the future retiree medical costs incurred with respect to certain specifically identified employees of the consumer products business that terminated employment with Carter-Wallace during the period from May 7, 2001, through and including September 28, 2001, the date the Acquisition was consummated. Medpointe asserted that all of the specifically identified employees of the consumer products business were terminated by Carter-Wallace on the date of closing, and that the Company was therefore liable for 60% of the future retiree medical costs with respect to all of those former employees. Medpointe estimated the Company's share of the liability for the specifically identified employees was approximately $6 million to $10 million (depending upon final actuarial valuation), based on current plan design, which is subject to change at any time by such entity. The Company disputed Medpointe's position. Under the terms of the settlement, the Company paid Medpointe $1.5 million to settle the issue and adjusted the purchase price allocation accordingly.

As of September 27, 2002, the Company adjusted the purchase price allocation for a $3.4 million settlement with Medpointe for domestic working capital as of the date of the acquisition.

The Company has entered into an agreement with Medpointe pursuant to which the Company has agreed to indemnify it and certain related parties against 60% of all liabilities relating to any action challenging the validity of the Acquisition or the merger (other than an antitrust-based action), including 60% of all Appraisal Damages (defined as the recovery greater than the per share merger price times the number of shares in the appraisal class) claims made by former Carter-Wallace shareholders.

On January 17, 2002, certain former shareholders of Carter-Wallace, Inc., namely Cede & Co., Inc. and GAMCO Investors, Inc., commenced a lawsuit in the form of a Petition for Appraisal in The Court of Chancery in the State of Delaware against MedPointe regarding the fairness of the consideration these shareholders received. The plaintiffs allege that they dissented from, and have perfected their appraisal rights with respect to, the merger of Carter-Wallace and CPI Development Corporation, MCC Acquisition Holdings Corporation, MCC Merger Sub Corporation and MCC Acquisition Sub Corporation, dated September 20, 2001. Specifically, the plaintiffs claim that the valuation of their shares of Carter-Wallace stock pursuant to the merger was for less than fair value. Plaintiffs seek Appraisal Damages, including a determination of the fair value of the common stock at the time of the merger and an order directing the merged entity to pay that fair value, as well as fees and expenses.

Although the Company's potential exposure with respect to the Appraisal Damages claims is effectively capped at $12 million (because of a separate agreement between Carter-Wallace and certain shareholders of Carter-Wallace), there is no cap on the Company's indemnification obligation with respect to pre-existing liabilities of the consumer business acquisition from Carter-Wallace. Due to uncertainty of the outcome of currently asserted Appraisal Damages claims, no amount has been reflected in these financial statements. In connection with the Product Line Purchase Agreement, C&D agreed to indemnify the Company for up to 17.4% of any amounts that the Company may become liable for pursuant to the Company's indemnification agreement with Carter-Wallace. If the Company is required to perform under these indemnification obligations, its liability could be substantial. This could materially and adversely affect the Company's financial condition and results of operations.

Carter-Wallace has been engaged in litigation with Tambrands Inc. in the Supreme Court of the State and County of New York arising out of a patent infringement and misappropriation suit previously filed against both companies in the United States District Court, Southern District of New York, by New Horizons Diagnostics Corporation, or "NHDC", et al. The NHDC suit, which was settled and discontinued in July 1996, asserted claims with respect to certain "gold sol" technology (used in the First Response and Answer home pregnancy and ovulation test kits) that Carter-Wallace had acquired from Tambrands pursuant to a written purchase agreement in March 1990. Carter-Wallace paid an immaterial amount toward that settlement. The Company assumed this litigation as part of the Acquisition. In the Supreme Court action, Tambrands sought reimbursement from Carter-Wallace of an unspecified portion of the amount paid by Tambrands in settlement of the NHDC suit, and for defense costs. Both Tambrands and Carter-Wallace moved for summary judgment, and the Supreme Court granted Carter-Wallace's motion. Tambrands appealed that ruling. On June 13, 2002 the Supreme Court decision was unanimously affirmed by the Appellate Division, First Department, resolving all claims in favor of Carter-Wallace. Because Tambrands has no further appeal rights, the Company considers this matter to be closed.

The Company's distribution of condoms under the Trojan (R) and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of the Company's condoms contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient's potential to cause irritation. The Company expects the FDA to issue non-binding draft guidance concerning the labeling of condoms with N-9, although the timing of such draft guidance is uncertain. The Company believes that condoms with N-9 provide an acceptable added means of contraceptive protection and is cooperating with the FDA concerning appropriate labeling revisions, if any. However, the Company cannot predict the outcome of the FDA review.

The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position or results of operation.

9.   Restructuring Reserve

As of the date of the Acquisition, the Company started to implement a plan to reorganize the operation of the acquired consumer business. The main components of the plan include rationalizing facilities for which the Company has incurred lease termination costs, environmental remediation costs and work force rationalization costs. The plan was finalized on September 27, 2002 and the Company expects to complete the plan within one year from this date except for certain long-term contractual obligations related to benefits for certain former executives of Carter-Wallace, Inc.

The Company has established an accrual for severance to reflect the purchase of various services from C&D in lieu of obtaining such services through continued employment of certain personnel at the Predecessor company. The accrued severance is for identified employees from various areas including executives, administrative support and corporate functions (finance, human resources, legal, MIS, R&D, logistics, marketing, sales and purchasing).

The following table summarizes the activity in the Company's restructuring accruals:

                                                                      Reserves at      Payments and     Reserves at
(In thousands)                                                       Dec. 31, 2001      Adjustments    Sept. 27, 2002
                                                                     -------------      -----------    --------------
Severance and other charges.......................................     $  40,709        $ (29,428)         $ 11,281
Environmental remediation costs...................................           250            1,578             1,828
Lease termination costs...........................................         1,753           (1,196)              557
                                                                       ---------        -----------        --------
                                                                       $  42,712        $  (29,046)        $ 13,666
                                                                       =========        ===========        ========

10.   Assets Held for Sale

In July 2002 the Company met the criteria to classify its Cranbury, New Jersey facility as assets held for sale. At December 31, 2001, the net book value of the Cranbury property and facilities was $43 million based on regional market prices for such property when used for a similar purpose, as determined by an independent appraisal at the time of acquisition. During the third quarter of 2002, however, independent real estate consultants advised the Company that the property would likely have to be sold to land developers who would use it for purposes other than manufacturing, for which the fair value is significantly less. Accordingly, the Company has adjusted the purchase price allocation recorded for the property to the fair value for developmental property ($20 million). Prior year financial information has been reclassified to conform with the current period classification.

11.   Segments and Supplemental Information

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

Supplemental information for condensed consolidated balance sheets at September 27, 2002, condensed consolidated income statements and consolidated cash flows for the period from December 31, 2001 to September 27, 2002 is summarized as follows (amounts in thousands):

Successor Consolidated Statement of Income                        For The Three Months Ended September 27, 2002
                                                     --------------------------------------------------------------------
                                                                                                                Total
                                                       Domestic         International     Eliminations      Consolidated
                                                     -----------        -------------     ------------      ------------
Net sales........................................    $    58,120        $    54,884       $    (2,714)        $  110,290
Cost of goods sold...............................         22,275             28,974            (2,714)            48,535
                                                     -----------        -----------       ------------       -----------
Gross profit.....................................         35,845             25,910                --             61,755
Operating expenses...............................         20,319             21,607                --             41,926
                                                     -----------        -----------       -----------        -----------
Income from operations...........................         15,526              4,303                --             19,829
Interest expense.................................          8,804                333                --              9,137
Interest (income)................................           (124)              (140)               --               (264)
Other (income) expense...........................           (920)             1,349                --                429
                                                     ------------       -----------       -----------        -----------
Income before taxes..............................          7,766              2,761                --             10,527
Income taxes.....................................             --              1,211                --              1,211
                                                     -----------        -----------       -----------        -----------
   Net Income ...................................    $     7,766        $     1,550       $        --        $     9,316
                                                     ===========        ===========       ===========        ===========


Predecessor Combined Statement of Income                          For the Three Months Ended September 30, 2001
                                                    --------------------------------------------------------------------
                                                                                                                Total
                                                       Domestic         International     Eliminations      Consolidated
                                                     -----------        -------------     ------------      ------------
Net sales........................................    $    55,816        $    49,100       $        --        $   104,916
Cost of goods sold...............................         21,205             26,414                --             47,619
                                                     -----------        -----------       -----------        -----------
Gross profit.....................................         34,611             22,686                --             57,297
Operating expenses...............................         17,584             16,569                --             34,153
                                                      ----------        -----------       -----------        -----------
Income from operations...........................         17,027              6,117                --             23,144
Interest expense.................................             --                390                --                390
Interest (income)................................             --                (77)               --                (77)
Other (income) expense...........................             --                524                --                524
                                                     -----------        -----------       -----------        -----------
Income before taxes..............................         17,027              5,280                --             22,307
Income taxes.....................................          6,184              1,457                --              7,641
                                                     -----------        -----------       -----------        -----------
     Net Income..................................    $    10,843        $     3,823       $        --        $    14,666
                                                     ===========        ===========       ===========        ===========

Successor Consolidated Statement of Income                        For The Nine Months Ended September 27, 2002
                                                     --------------------------------------------------------------------
                                                                                                                Total
                                                       Domestic         International     Eliminations      Consolidated
                                                     -----------        -------------     ------------      ------------
Net sales........................................    $   170,022        $   160,251       $    (7,672)        $  322,601
Cost of goods sold...............................         75,941             83,860            (7,672)           152,129
                                                     -----------        -----------       ------------       -----------
Gross profit.....................................         94,081             76,391                --            170,472
Operating expenses...............................         57,729             55,357                --            113,086
                                                     -----------        -----------       -----------        -----------
Income from operations...........................         36,352             21,034                --             57,386
Interest expense.................................         26,540                949                --             27,489
Interest (income)................................           (395)              (424)               --               (819)
Other (income) expense...........................         (7,815)             6,656                --             (1,159)
                                                     ------------       -----------       -----------        ------------
Income before taxes..............................         18,022             13,853                --             31,875
Income taxes.....................................             --              6,666                --              6,666
                                                     -----------        -----------       -----------        -----------
     Net Income..................................    $    18,022        $     7,187       $        --        $    25,209
                                                     ===========        ===========       ===========        ===========

                                                                                                                Total
Predecessor Combined Statement of Income                          For The Nine Months Ended September 30, 2001
                                                    --------------------------------------------------------------------
                                                                                                                Total
                                                       Domestic         International     Eliminations      Consolidated
                                                     -----------        -------------     ------------      ------------
Net sales........................................    $   161,304        $   151,797       $        --        $   313,101
Cost of goods sold...............................         59,301             80,046                --            139,347
                                                     -----------        -----------       -----------        -----------
Gross profit.....................................        102,003             71,751                --            173,754
Operating expenses...............................         45,417             51,470                --             96,887
                                                      ----------        -----------       -----------        -----------
Income from operations...........................         56,586             20,281                --             76,867
Interest expense.................................             --              1,031                --              1,031
Interest (income)................................            (98)              (241)               --               (339)
Other (income) expense...........................           (932)             1,532                --                600
                                                     ------------       -----------       -----------        -----------
Income before taxes..............................         57,616             17,959                --             75,575
Income taxes.....................................         24,976              6,837                --             31,813
                                                     -----------        -----------       -----------        -----------
     Net Income..................................    $    32,640        $    11,122       $        --        $    43,762
                                                     ===========        ===========       ===========        ===========


Successor Consolidated Balance Sheets                                          September 27, 2002
                                                     -------------------------------------------------------------------
                                                                                                               Total
                                                       Domestic         International     Eliminations      Consolidated
                                                     -----------        -------------     ------------      ------------
Cash and cash equivalents........................     $   24,575        $    20,988       $        --        $    45,563
Accounts receivable, less allowances.............         33,306             85,631                --            118,937
Inventories......................................         23,169             40,081                --             63,250
Prepaid expenses.................................            234              4,168                --              4,402
Net assets held for sale  .......................         20,000                 --                --             20,000
                                                     -----------        -----------       -----------        -----------
     Total current assets........................        101,284            150,868                --            252,152
Property, plant and equipment (net)..............         43,142             30,172                --             73,314
Notes receivable.................................         55,987                 --           (55,987)                --
Investment in subsidiaries.......................         63,557                 --           (63,557)                --
Tradenames and patents...........................        224,200             38,200                --            262,400
Goodwill.........................................        173,546             37,193                --            210,739
Deferred financing costs.........................         18,745                 --                --             18,745
Other assets.....................................          2,424              1,137                --              3,561
                                                     -----------        -----------       -----------        -----------
     Total assets................................    $   682,885        $   257,570       $  (119,544)       $   820,911
                                                     ===========        ===========       ============       ===========
Short-term borrowings............................    $        --        $     3,563       $        --        $     3,563
Accounts payable and accrued expenses............         43,339             70,112               810            114,261
Current portion of long-term debt................          5,525              3,353                --              8,878
Taxes payable....................................             --              1,386                --              1,386
                                                     -----------        -----------       -----------        -----------
     Total current liabilities...................         48,864             78,414               810            128,088
Long-term debt...................................        403,480             30,176                --            433,656
Notes payable....................................             --             68,410           (68,410)                --
Deferred and other long-term liabilities.........          7,691             20,787                --             28,478
                                                      ----------        -----------       -----------        -----------
     Total liabilities...........................        460,035            197,787           (67,600)           590,222
Net members' equity and subsidiary capital.......        222,850             59,783           (51,944)           230,689
                                                     -----------        -----------       -----------        -----------
     Total Liabilities and Members' Equity.......     $  682,885        $   257,570       $  (119,544)       $   820,911
                                                     ===========        ===========       ===========        ===========

                                                                                December 31, 2001
                                                     -------------------------------------------------------------------
                                                                                                               Total
                                                       Domestic         International     Eliminations      Consolidated
                                                     -----------        -------------     ------------      ------------
Cash and cash equivalents........................     $   40,444        $    15,393       $       --          $   55,837
Accounts receivable, less allowances.............         31,958             68,936           (4,222)             96,672
Inventories......................................         36,137             33,739               --              69,876
Prepaid expenses.................................            648              3,271               --               3,919
Net assets held for sale.........................         43,039                 --               --              43,039
                                                     -----------         ----------       ----------         -----------
     Total current assets........................        152,226            121,339           (4,222)            269,343
Property, plant and equipment (net)..............         45,751             31,090              --               76,841
Investment in subsidiaries.......................         52,061                 --          (52,061)                 --
Notes receivable.................................         65,540                 --          (65,540)                 --
Tradenames and patents...........................        227,575             37,836               --             265,411
Goodwill.........................................        145,237             31,461               --             176,698
Deferred financing costs.........................         20,892                 --               --              20,892
Other assets.....................................             --              4,608               --               4,608
                                                     -----------         ----------       ----------         -----------
     Total assets................................     $  709,282         $  226,334       $ (121,823)         $  813,793
                                                      ==========         ==========       ==========         ===========
Short-term borrowings............................     $       --         $    2,425       $       --         $     2,425
Accounts payable and accrued expenses............         87,752             49,723           (4,222)            133,253
Current portion of long-term debt................          2,413                833               --               3,246
Taxes payable....................................             --              3,004               --               3,004
                                                     -----------        -----------       -----------        -----------
     Total current liabilities...................         90,165             55,985            (4,222)           141,928
Long-term debt...................................        407,235             32,515               --             439,750
Notes payable....................................            --              65,540          (65,540)                 --
Deferred and other long-term liabilities.........          6,011             22,700               --              28,711
                                                      ----------        -----------       ----------         -----------
     Total liabilities...........................        503,411            176,740          (69,762)            610,389
Net members' equity and subsidiary capital.......        205,871             49,594          (52,061)            203,404
                                                     -----------        -----------       ----------         -----------
     Total Liabilities and Members' Equity ......     $  709,282         $  226,334        $(121,823)        $   813,793
                                                     ===========        ===========       ===========        ===========


Successor Consolidated Statement of Cash Flow                           For The Nine Months Ended September 27, 2002
                                                                        --------------------------------------------
                                                                                                            Total
                                                                       Domestic         International    Consolidated
                                                                       --------         -------------    ------------
Cash Flow From Operating Activities:
Net Income........................................................     $    18,022      $     7,187       $    25,209
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization ...............................           9,580             2,950            12,530
     Unrealized (gain) loss on foreign exchange transactions                (3,522)            2,593              (929)
Change in assets and liabilities:
     (Increase) in accounts receivable............................          (4,677)          (12,633)          (17,310)
     Decrease (Increase) in inventories ..........................          13,184            (4,599)            8,585
     (Decrease) Increase  in accounts payable and
                 other accrued expenses                                    (33,128)           10,030           (23,098)
     (Decrease) Increase  in other................................            (622)              732               110
                                                                       -----------        ----------        ----------
Net Cash (Used in) Provided by Operating Activities...............          (1,163)            6,260             5,097
                                                                       -----------        ----------        ----------
Cash Flow From Investing Activities:
     Additions to property, plant & equipment.....................          (5,231)           (1,552)           (6,783)
     Adjustments to purchase price allocation ....................          (5,217)               --            (5,217)
     Payment of acquisition-related costs.........................          (3,049)               --            (3,049)
                                                                       -----------         ---------        ----------
Net Cash Used in Investing Activities.............................         (13,497)           (1,552)          (15,049)
                                                                       -----------         ---------        ----------
Cash Flow from Financing Activities:
     Repayment of syndicated bank credit facility ................            (750)               --              (750)
     Payment of deferred financing costs..........................            (459)               --              (459)
                                                                       -----------         ---------        ----------
Net Cash Used in Financing Activities.............................          (1,209)               --            (1,209)
                                                                       -----------         ---------        ----------
Effect of exchange rate changes on cash and cash equivalents......              --               887               887
                                                                       -----------         ---------        ----------
NET CHANGE IN CASH & CASH EQUIVALENTS.............................         (15,869)            5,595           (10,274)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD....................          40,444            15,393            55,837
                                                                       -----------         ---------        ----------
CASH & CASH EQUIVALENTS AT END OF PERIOD..........................     $    24,575       $    20,988        $   45,563
                                                                       ===========       ===========        ===========

The following table sets forth the Company's principal product lines and related data for the three and nine months period ended Sept. 27, 2002 and September 30, 2001.

                                                       Three Months Ended                   Nine Months Ended
                                                       ------------------                   ------------------
                                                  Successor          Predecessor         Successor       Predecessor
                                                   Company             Company            Company          Company
Net Sales (In thousands)                       Sept. 27, 2002      Sept. 30, 2001     Sept. 27, 2002   Sept. 30, 2001
                                               --------------      --------------     --------------   --------------
Products
Family Planning(1)..........................     $   49,339          $  50,975         $  141,090        $  141,559
Depilatories and waxes; face and skincare...         22,603             18,640             68,491            63,202
Oral care...................................          8,649              7,654             24,775            22,826
OTC Products................................         11,205             10,803             34,932            33,758
Other consumer products.....................         18,494             16,844             53,313            51,756
                                                 ----------          ---------         ----------        ----------
Total net sales.............................     $  110,290          $ 104,916         $  322,601        $  313,101
                                                 ==========          =========         ==========        ==========

----------------
(1) Family Planning includes condom product sales and pregnancy and ovulation kits.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Armkel, LLC and subsidiaries (the "Company" or the "Successor") is an equally owned joint venture formed by Church & Dwight Co., Inc. ("C&D") and affiliates of Kelso & Company, L.P. ("Kelso"). On September 28, 2001, the Company acquired certain of the domestic consumer product assets of Carter-Wallace, primarily Trojan(R) condoms, Nair(R) depilatories, and First Response(R) and Answer(R) pregnancy test kits, and the international subsidiaries of Carter-Wallace. The remainder of Carter-Wallace, comprised of its healthcare and pharmaceuticals businesses, was merged with Medpointe, Inc. ("Medpointe") after the completion of the Acquisition. Simultaneously with the consummation of the acquisition, the Company sold the remainder of the consumer products businesses, Arrid antiperspirant in the U.S and Canada and the Lambert-Kay line of pet care products, to C&D (the "Disposed Businesses").

Prior to the Acquisition, Carter-Wallace reported its historical financial results for the combined business, including the business the Company acquired, the Disposed Businesses and the healthcare and pharmaceuticals businesses on a consolidated basis. In connection with the Acquisition, the Carter-Wallace consumer business predecessor financial statements were prepared to reflect the operating performance of the Company's business for the years ended March 31, 2000 and 2001 and for the period from April 1, 2001 to September 28, 2001. The Company's historical financial statements were not compiled separately at any prior time, as the Company was not a stand-alone subsidiary, with the exception of the international division. As a result, certain cost allocation assumptions were made.

The following section discusses comparisons to the three-month and nine-month period ended September 27, 2002 compared to the same period in the prior year for the predecessor company.

                                                             Three Months Ended             Nine Months Ended
                                                             ------------------             ------------------
                                                         Successor      Predecessor       Successor     Predecessor
                                                          Company         Company          Company        Company
                                                         Sept. 27,       Sept. 30,        Sept. 27,      Sept. 30
(In millions)                                              2002           2001(1)           2002          2001(1)
                                                           ----           ----              ----          ----

Net sales(1).........................................  $   110.3       $   104.9        $   322.6       $  313.1
Cost of goods sold(2)................................       48.5            47.6            152.1          139.4
                                                       ---------       ---------        ---------       --------
Gross Profit.........................................       61.8            57.3            170.5          173.7
Marketing expenses..................................        16.7            12.5             41.6           35.7
Selling, General & Administrative expenses(2)........       25.2            21.7             71.4           61.2
Interest Expense & Other Income......................        9.4              .8             25.6            1.2
                                                       ---------       ---------        ---------       --------
Income before taxes..................................  $    10.5       $    22.3        $    31.9       $   75.6
                                                       =========       =========        =========       ========   =

 (1) Net Sales for the predecessor financial statements has been adjusted to conform with EITF 01-9.
 (2) Distribution expense reclassified from operating expense to cost of goods sold for predecessor financial statements in order to conform to the Company's presentation.

The results of operations for the period from January 1, 2002 to September 27, 2002 are affected by certain expenses related to accounting and other acquisition related integration expenses. These items are outlined below and addressed in further detail in the discussion below:

                                                                       Three Months Ended            Nine Months Ended
                                                                         Sept. 27, 2002               Sept. 27, 2002
                                                                         --------------               --------------
      (In millions)
      Inventory Step-up Expenses..................................          $   0                         $ 8.1
      Transition Expenses.........................................          $ 2.1                         $ 6.3



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

Net Sales
---------

Net sales for the quarter increased $5.4 million, or 5.1%, to $110.3 million from $104.9 million in the same period last year. Domestic Net Sales decreased $0.4 million, or 0.7%, to $55.4 million from $55.8 million. International Net Sales increased $5.8 million, or 11.8%, to $54.9 million from $49.1 million. The increase in International Net Sales is principally due to higher sales in France, Mexico and the United Kingdom as well as a favorable foreign exchange translation of $2.7 million.

Net sales for the nine months ended September 27, 2002 increased $9.5 million, or 3.0%, to $322.6 million from $313.1 million in the same period last year. Domestic Net Sales increased $1.1 million, or 0.6%, to $162.4 million from $161.3 million. This increase in Domestic Net Sales (net of intercompany eliminations) is primarily due to the continued growth in the domestic condoms and depilatories businesses. International Net Sales increased $8.5 million, or 5.6%, to $160.3 million from $151.8 million primarily due to increases for Nair(R) depilatories, Trojan(R) condoms and Sterimar(R) nasal decongestant in Mexico, higher sales in France and the United Kingdom, as well as a favorable foreign exchange translation of $1.9 million.

Effective January 1, 2002, the Company adopted EITF 01-9 "Accounting for Consideration given to a Customer or a Reseller of the Vendor's Products", which codifies and reconciles certain issues from EITF 00-14 and EITF 00-25. EITF 01-9 addresses the income statement classification for offers by a vendor directly to end consumers that are exercisable after a single exchange transaction in the form of coupons, rebate offers, or free products or services disbursed on the same date as the underlying exchange transaction. The issue requires the cost of these items to be accounted for as a reduction of revenues, not included as a marketing expense as the Company did previously. The EITF also outlines required accounting treatment of certain sales incentives, including slotting or placement fees, cooperative advertising arrangements, buydowns and other allowances. The Company previously recorded such costs as marketing expenses. The issue requires the Company to report the paid consideration expense as a reduction of sales, rather than marketing expense. The Predecessor's second quarter and year to date 2001 net sales have been restated for this issue. The impact was a reduction of net sales and marketing expense for the three month and nine month periods of approximately $15.3 million and $40.6 million in 2002 and $15.5 million and $37.8 million in 2001, respectively, and did not have an effect on net income.

Cost of Goods Sold
------------------

Cost of goods sold for the quarter increased $0.9 million, or 1.9%, to $48.5 million from $47.6 million in the same period last year. As a percentage of net sales, cost of goods sold for the quarter decreased to 44.0% from 45.4% in 2001. The decrease in cost of goods sold is primarily due to lower cost of goods for domestic condom sales and lower cost of goods for Nair resulting from the transfer of production moved from the Cranbury facility to the Lakewood facility.

Cost of goods sold for the nine months ended September 27, 2002 increased $12.7 million, or 9.2%, to $152.1 million from $139.4 million in the same period last year. As a percentage of net sales, cost of goods sold year to date grew to 47.2% from 44.5% in 2001. This increase in cost of goods sold is due to the remaining $8.1 million of additional expense relating to inventory step-up adjustments incurred at the Acquisition and due to the excess cost to carry the Cranbury plant of $1.6 million. Excluding these adjustments, cost of goods sold, as a percentage of net sales, would have been reduced to 44.1% of net sales.

Operating Costs excluding Interest Expense and Other Income
-----------------------------------------------------------

Total operating expenses for the quarter, excluding interest expense and other income, increased $7.7 million, or 22.5%, to $41.9 million from $34.2 million in the same period last year. Total operating expenses for the nine months ended September 27, 2002, excluding interest expense and other income, increased $16.1 million, or 16.6%, to $113.0 million from $96.9 million in the nine months ended September 27, 2001. The operating expense increases are addressed below.

Marketing expenses for the quarter increased by $4.2 million, or 33.6%, to $16.7 million from $12.5 million in the same period last year. The increase in spending in the quarter is primarily related to higher advertising spending in the United Kingdom and Mexico. Marketing expenses in the nine months ended September 27, 2002 increased by $5.9 million, or 16.5%, to $41.6 million from $35.7 million in the nine months ended September 30, 2001. The year-to-date marketing increase is related to higher media spending behind domestic and international products.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


Selling, general and administrative expenses for the quarter increased $3.5 million, or 16.1%, to $25.2 million from $21.7 million in the same period last year. Selling, general and administrative expenses in the nine months ended September 27, 2002 increased $10.2 million, or 16.7% to $71.4 million from $61.2 million in the same period last year. This year to date increase is primarily related to estimated transitional costs of $4.7 million for former Carter-Wallace employees employed during the integration process, $5.0 million in fees to Church & Dwight and Kelso, and a net increase of $1.3 million in amortization for acquired patents, compared to the prior year amortization of patents and goodwill.

Interest Expense and Other Income and Expenses
----------------------------------------------

Interest expense for the quarter was $9.1 million compared to $0.4 million for the same period last year. Interest expense for the nine months ended September 27, 2002 was $27.5 million compared to $1.0 million for the same period last year. The interest expense in 2002 is related to the $225 million in outstanding bonds and $220 million in term loans incurred at the time of the Acquisition.

Interest income for the quarter of $0.3 million increased $0.2 million compared to the same period last year. Interest income for the nine months ended September 27, 2002 of $0.8 million increased $0.5 million compared to the same period last year.

Other expenses (net) for the quarter of $0.4 million decreased $0.1 million compared to the same period last year. Other income (net) for the nine months ended September 27, 2002 of $1.2 million increased $1.8 million compared to the same period last year. This gain is primarily related to the accounting remeasurement on intercompany loans entered into at Acquisition with certain of its subsidiaries.

Liquidity and capital resources
-------------------------------

The Company considers cash and cash equivalents, and available amounts under its revolving credit facility, as the principal measurement of its liquidity. At September 27, 2002, cash, including cash equivalents, totaled $45.6 million as compared to $55.8 million at December 31, 2001. At September 27, 2002, the Company had an unused revolving credit facility of $85 million.

The Company had outstanding long-term debt of $433.7 million, and the aforementioned cash and cash equivalents less short term and related party debt of $28.1 million, for a net debt position of $405.6 million at September 27, 2002. Based on the definition in its loan agreements, the Company's EBITDA is estimated to be $25 million for the three months ending September 27, 2002 and $82 million for the nine months ended September 27, 2002.

Financial covenants in the Company's loan agreements include a leverage ratio and an interest coverage ratio, both of which the Company continues to satisfy. The Company believes cash on hand, along with the $85 million revolving credit facility, is sufficient to operate its businesses, to make expected capital expenditures, to make severance payments, and to meet foreseeable liquidity requirements.

Cash flow generated in operating activities for the nine months ended September 27, 2002 was $5.1 million. Year to date the significant uses of cash were $26.8 million in severance payments and $6.3 million in transition expenses. Cash flow used in investing activities for the nine months ended September 27, 2002 was $15.1 million which is related to capital expenditures and acquisition related costs.

The Company has incurred and will incur severance and other change in control related liabilities to certain employees. In the nine-month period ending September 27, 2002 the Company paid $26.8 million in severance payments. The Company currently anticipates that the total severance payments will equal approximately $48.2 million and the Company has paid out $36.9 million since the start of the acquisition. The Company anticipates the remaining $11.3 million in severance and related costs to be principally paid out in 2002 and 2003, although the restructuring plan was completed this quarter.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

Cautionary Note on Forward-Looking Statements
---------------------------------------------

This report contains forward-looking statements relating, among others, to financial objectives, liquidity needs, severance costs, contingencies and other matters. These statements represent the intentions, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company's control. These factors, which include the ability of Church & Dwight to successfully complete the integration of the Company's operations, and assumptions as to market growth and consumer demand (including but not limited to general economic and marketplace conditions and events, competitors' actions and the Company's costs), and the outcome of contingencies, including litigation, environmental remediation and the divestiture of assets, could cause actual results to differ materially from such forward-looking statements. For a description of additional cautionary statements, see the Company's 2001 Form 10-K for the year ended December 31, 2001 and in the Company's subsequent SEC filings, as well as Carter-Wallace's historical SEC reports.



Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, we have concluded that the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting within the time periods specified in the SEC's rules and forms material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Since Mr. Davies' and Ms. Usifer's most recent review of the Company's internal controls systems, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.



                           PART II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

               a.   Exhibits

                    (99.1) Statement regarding the Certification of the CEO of Armkel, LLC Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002

                    (99.2) Statement regarding the Certification of the CFO of Armkel, LLC Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002

               b. No reports on Form 8-K were filed for the three months ended September 27, 2002.

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

                                        ARMKEL, LLC.
                                        ---------------------------------------
                                        (REGISTRANT)


DATE:      November 8, 2002             /s/ Maureen K. Usifer
         -------------------------      ---------------------------------------
                                        MAUREEN K. USIFER
                                        CHIEF FINANCIAL OFFICER AND
                                        PRINCIPAL ACCOUNTING OFFICER



DATE:      November 8, 2002             /s/ Zvi Eiref
         -------------------------      ---------------------------------------
                                        ZVI EIREF
                                        DIRECTOR

                                  CERTIFICATION


I, Robert A. Davies, III, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Armkel, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of any material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (of persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls: and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 8, 2002
      ----------------


                               /s/  Robert A. Davies, III
                               ------------------------------------------------
                               Robert A. Davies, III
                               Chief Executive Officer

                                  CERTIFICATION


I, Maureen K. Usifer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Armkel, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of any material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (of persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls: and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 8, 2002
      ----------------




                               /s/ Maureen K. Usifer
                               ------------------------------------------------
                               Maureen K. Usifer
                               Chief Financial Officer