Form 10-K
period 2002-12-31
ARMKEL LLC
filed 2003-03-28
CIK 1140590

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                        COMMISSION FILE NUMBER 333-73160

                             ---------------------

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

                              ---------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

                              ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes | | No |X|

As of March 27, 2003, all of the 10,000 outstanding membership interests in Armkel, LLC were held by affiliates.

                   Documents Incorporated by Reference: None
================================================================================

CAUTIONARY NOTE ON FORWARD LOOKING INFORMATION

      This Annual Report contains forward-looking statements relating to, among other things, short- and long-term financial objectives, sales growth, cash flow and cost improvement programs. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risk, uncertainties and other factors, many of which are outside the Company's control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events on consumer demand), raw material and energy prices and the financial condition of major customers. With regard to the new product introductions referred to in this report, there is particular uncertainty relating to trade, competitive and consumer reactions. Other factors, which could materially affect the results, include the outcome of contingencies, including litigation, pending regulatory proceedings, environmental remediation and the acquisition or divestiture of assets.

      The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

                        TABLE OF CONTENTS [TO BE UPDATED]

ITEM                                                                        PAGE
                                     PART I
ITEM 1.  BUSINESS .........................................................    1

ITEM 2.  PROPERTIES .......................................................    9

ITEM 3.  LEGAL PROCEEDINGS ................................................   10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............   10

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS ............................................   11

ITEM 6.  SELECTED FINANCIAL DATA ..........................................   11

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS ......................................   12

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .......   21

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ......................   23

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE .......................................   69

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...............   69

ITEM 11. EXECUTIVE COMPENSATION ...........................................   70

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS .....................   74

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................   75

ITEM 14. CONTROLS AND PROCEDURES ..........................................   80

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K .......................................................   80

                                     PART I

ITEM 1. BUSINESS.

GENERAL; RECENT DEVELOPMENTS

      Armkel, LLC (the "Company") is an equally owned joint venture formed by Church & Dwight Co., Inc. ("C&D") and affiliates of Kelso & Company, L.P. ("Kelso"). On September 28, 2001, the Company acquired certain of the domestic consumer product assets of Carter-Wallace, primarily Trojan condoms, Nair depilatories, and First Response and Answer test kits, and the international subsidiaries of Carter-Wallace (the "Acquisition"). The remainder of Carter-Wallace, comprised of its healthcare and pharmaceuticals businesses, was merged with an unrelated third party after the completion of the Acquisition. Simultaneously with the consummation of the Acquisition, the Company sold the remainder of the consumer products businesses, Arrid antiperspirant in the U.S and Canada and the Lambert-Kay line of pet care products, to C&D. The Company retained the Arrid antiperspirant business outside the U.S. and Canada.

      C&D markets a broad range of products under its well-recognized Arm & Hammer brand name, including personal care products such as antiperspirants, dentifrices and oral care gum and other products, such as baking soda, carpet deodorizer, air freshener and laundry detergent. C&D distributes its products through a broad distribution platform that includes mass merchandisers, food stores, drug stores, convenience stores and other channels. C&D's senior management team has extensive experience in the branded consumer products industry with average experience of more than 20 years. C&D was founded in 1846 and its common stock is publicly traded under the symbol "CHD" and has been publicly traded for over thirty years. Kelso & Company, or Kelso, is a private investment firm founded in 1971 that specializes in acquisition transactions. Since 1980, Kelso has acquired 71 companies requiring total capital at closing of approximately $18 billion.

      During 2002, the Company continued the integration of its consumer products business with the operations of C&D. The integration began in the fourth quarter of 2001 with the consolidation of sales organizations, continued through the integration of manufacturing and distribution and was materially completed with the shut down of the former Carter-Wallace production facility in Cranbury, New Jersey in the third quarter of 2002.

      In February 2003, the Company sold its Italian subsidiary, S.p.A. Italiana Laboratori Bouty, including its two subsidiaries, to a group comprised of local management and private equity investors for a price of $22.6 million. The net proceeds from the sale were used to prepay a portion of the Company's syndicated financing loans. The Company will retain ownership of certain Italian pregnancy kit and oral care product lines with annual sales of approximately $3 million. The remainder of the Italian subsidiary's business disposed of in the sale included a high percentage of distributor sales as well as hospital diagnostic and other products not related to the Company's core business.

      The Company is a leading marketer and manufacturer of well-recognized branded personal care consumer products. The Company's Trojan brand occupies the number one position in the domestic condom market. The Company's Nair brand occupies the number one position in the domestic depilatories and waxes market.

      The Company is either the number one or two provider of condoms, depilatories and waxes and home pregnancy and ovulation test kits to consumers in the United States. The Company's home pregnancy and ovulation test kits are marketed under the First Response and Answer brand names. Similarly, the Company enjoys leading market positions in certain of its international markets. In Canada, for example, the Company's Trojan brand is the market leader. In addition, the Company's depilatory and wax products, marketed under the Nair and Taky brand names, have either a number one or number two market position in many of its key international markets. The Company believes its leading market positions and its well-recognized brand names are significant competitive advantages, as they typically enable it to maintain superior shelf space allocations within its retail customers' facilities.

      The Company markets its products through a well-established, diversified marketing platform that serves mass merchandisers, food stores, drug stores, convenience stores and other channels. For the period ended December 31, 2002, approximately 55% of the Company's net sales were generated in the United States and the majority of the remainder were generated in Europe, Mexico and Canada. The Company's products include condoms (latex, natural skin and polyurethane contraceptives), depilatories and waxes (lotion, cream and wax hair removal treatments), home pregnancy and ovulation test kits, over-the-counter (OTC) products (topical analgesics, antinauseants, nasal decongestants and vitamin supplements), oral care products (cosmetic tooth polishes and denture adhesives) skin care products (moisturizers, anti-cellulite cream and skin cleansers), and other products.

DESCRIPTION OF BUSINESS SEGMENTS

      The Company conducts its business through its domestic consumer products division and its international consumer products division.

      Neither of these segments is seasonal with the exception of the depilatories and waxes product group which performs better in the spring and summer months. Information concerning the net sales, operating income and identifiable assets of each of the segments is set forth in Note 19 to the consolidated financial statements included in Item 8 of this form 10-K.

      DOMESTIC CONSUMER PRODUCTS. The following table sets forth the principal products of the Company's domestic consumer products division and related data.

                                                                             CATEGORY
       CATEGORIE                         KEY BRAND NAMES                     POSITION*
       ---------                         ---------------                     ---------
Condoms                          Trojan, Naturalamb, Class Act                   1
Depilatories and waxes           Nair, Lineance                                  1
Home pregnancy test kits         First Response, Answer                          2
Home ovulation test kits         First Response, Answer                          2
Other Consumer products          Pearl Drops, Carter's Little Pills,
                                    H-R Lubricating Jelly, Rigident             --

      * All brand rankings are based on IRI FDTKS, excluding Wal-Mart, for the 52 weeks ending December 22, 2002.

      Condoms. The Company offers a wide variety of products under its well-recognized brand names, including: Trojan, its leading consumer brand; Naturalamb, a natural product offered at higher prices; and Class Act, a discount brand offered at lower prices.

      The Company is dedicated to building its Trojan brand through advertising, trade promotions and new product development.

      The Company is currently the leading advertiser in the U.S. condom category based on dollars spent. The Company has increased its promotional programs and has regularly developed new and innovative product line extensions. To this end, in 2002 the Company launched Trojan Her Pleasure Condoms and plans on launching additional products in 2003.

      Depilatories and Waxes. The Company's Nair depilatories and waxes products have a leading market share. The Company believes that, as a result of its dedicated advertising and promotional programs, distinct packaging and several successful line extensions, Nair is positioned as the leader in lotion and cream depilatories. The Company is also a leader in product innovation in the depilatories and waxes categories. The Company's success with female hair removal products has prompted it to broaden its product line and introduce hair removal products for men. In 2003, new waxes, depilatory creams and cloth strips will be launched to further strengthen Nair depilatories and waxes leadership position.

      In February 2003, the Company began shipping Lineance European Body Essentials, a line of upscale hair removal and skin care treatments.

      Home Pregnancy and Ovulation Test Kits. First Response and Answer brand home pregnancy test kits represent the number two market position in each category.

      The First Response home pregnancy test kit is a premium priced, branded product. In a sector with intensive advertising and promotion-based competition, First Response is well-positioned as a trusted, well-recognized brand name with high brand awareness. The Company's Answer brand home pregnancy test kit is a value-priced product that competes with other valued-priced brands including private label products, but generally at a slightly higher price point.

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

      INTERNATIONAL CONSUMER PRODUCTS. The Company markets a diverse portfolio of consumer products in a broad range of international markets. The Company's international consumer products primarily include condoms, home pregnancy and ovulation test kits, antiperspirants, skin care products, oral hygiene products and other consumer products, as well as OTC pharmaceuticals and professional diagnostic tests. The Company's primary international markets are France, the United Kingdom, Canada, Mexico, Australia and Spain, and it has operations in each of these countries. In addition, the Company exports some of its products from the United Kingdom to European countries such as Germany, Belgium, Holland, Poland, Switzerland, Ireland and Greece, as well as to the Middle East. The Company's operations in each of its primary international markets operate as independent, stand alone companies, with separate management, marketing efforts and product sourcing.

      The Company believes that approximately 33% of its international net sales are attributable to brands which hold the number one or two position in their respective local markets. None of the countries in which the Company operates accounts for more than 31% of its total international net sales, and no brand accounts for more than 12% of its total international net sales. Certain of the Company's international product lines are similar to its domestic product lines. For example, the Company markets depilatories and waxes, home pregnancy and ovulation test kits and oral care products in most of its international markets, as well as condoms in Canada and Mexico.

      In 2002 the Company's Canadian subsidiary, Carter-Horner Corp., and C&D's Canadian subsidiary, Church & Dwight Ltd./Ltee. began to provide certain services and employees to each other for the purposes of efficiently allocating management, administrative, operations and sales functions among the entities.

      The following table sets forth the principal product categories of the Company's international consumer products division.

        CATEGORIES                           KEY BRAND NAMES                           COUNTRIES SERVED
        ----------                           ---------------                           ----------------
Condoms                           Trojan,                                    Canada, Mexico
Home pregnancy and ovulation      First Response, Answer, Confidelle,        Australia, Canada, Italy, Mexico, U.K.
test kits                         Discover, Gravix
Depilatories and waxes            Nair, Taky                                 Australia, Canada, France, Mexico,
                                                                               Middle East, Spain, U.K.
Face and skin care                Barbara Gould, Lineance, Eudermin,         France, Spain, U.K.
                                  Anne French, Bi-Solution
Oral care                         Pearl Drops, Email Diamant, Perlweiss,     Australia, Canada, France, Germany,
                                  Nacar Blanco,, Ultrafresh                    Italy, Mexico, U.K.
OTC products                      Sterimar, Gravol, Dencorub, Rub A-535,     Australia, Canada,   France, Mexico
                                  Atasol, Ovol, Diovol
Antiperspirants                   Arrid                                      Australia, U.K.
Baby care                         Poupina, Curash                            Australia, France
Professional diagnostics          --                                         France
Other consumer products           Femfresh, Cossack                          Australia, Canada, Mexico, U.K., France,
                                                                                Spain


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

      OTC Products. The Company's principal OTC products are: Sterimar sea water nasal decongestant and cleansing spray, which is sold primarily in France and Mexico; Gravol anti-nauseant, Atasol acetaminophen analgesic, Ovol antiflatulent and

Diovol antacid, all of which are sold primarily in Canada; topical analgesics sold under Rub A-535 brand name in Canada and Dencorub brand name in Australia.

      Antiperspirants. The Company's principal antiperspirant brand is Arrid, which it manufactures and sells primarily in the United Kingdom. Arrid is manufactured and sold in United States and Canada by C&D..

      Baby Care. The Company's main baby care brands are Curash, a line of diaper rash powder, cream and wipes products sold in Australia and Poupina, a line of skin care and toiletry products sold in France.

      Professional Diagnostics. The Company sells professional diagnostic tests for the detection of infectious diseases in France. These comprise enzyme immuno-assay tests, which are sold by the Company's sales force to hospitals, clinics and government laboratories.

      Other Consumer Products. The Company's other international brands include the Femfresh line of feminine hygiene products sold in the United Kingdom, France and Australia and the Cossack line of men's grooming products sold in the United Kingdom. In addition, the Company has distribution agreements with third parties to sell their products through its sales force.

DISTRIBUTION

      Under a management services agreement with C&D (described elsewhere in this document), the Company sells its domestic consumer products through C&D's direct sales force. The Company also uses the independent broker currently utilized by C&D to supplement the direct sales force. C&D's sales force makes presentations for the Company's products at the headquarters or home offices of the Company's customers, where applicable, as well as to individual retail outlets.

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

      The Company's international distribution network is based on subsidiary capacities and cost considerations. In Canada, Mexico, Spain and Australia, finished goods are warehoused internally and shipped directly to customers through independent freight carriers. In the United Kingdom, all product distribution is subcontracted to a professional distribution company. In France, distribution of consumer products to mass markets is handled internally while distribution of OTC products to pharmacies and professional diagnostics to laboratories is handled by outside agencies.

      In 2002, the Company took over distribution of the Arm & Hammer toothpaste product line in the United Kingdom and began distribution in Mexico for C&D.

COMPETITION

     For information regarding competition, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

TRADEMARKS, PATENTS AND LICENSES

     The Company markets its products under a number of trademarks and trade names. The Company has registered these trademarks (identified throughout this annual report in italicized letters), or has applications pending, in the United States and in certain of the countries in which the Company sells these product lines. United States trademark registrations are for a term of 10 years, renewable every 10 years so long as the trademarks are used in the regular course of trade. The Company considers the protection of its trademarks to be important to its business. The Company maintains a portfolio of trademarks representing substantial goodwill in the businesses using the trademarks.

     The Company owns or has licenses for a number of United States and foreign patents and patent applications covering certain of its products, and has an ongoing program of obtaining additional patents to protect new product developments. The Company believes that certain of these patents may provide competitive insulation and advantage. The Company does not believe that the expiration of or any other change in any of these patents or patent applications will materially affect its business.

CUSTOMERS AND ORDER BACKLOG

     A group of five customers accounted for approximately 27% of consolidated net sales in 2002, including a single customer Walmart who accounted for 12%. This group accounted for 27% of domestic net sales in 2001.

     Although not included in the top five customers noted above, Kmart Corporation historically has represented approximately 2% of the Company's consolidated net sales. Kmart's bankruptcy, followed by its announcement to close an additional 329 stores in the first half of 2003, could cause an insignificant reduction in sales to Kmart of approximately 0.3% of the Company's consolidated net sales. It is not clear whether, and to what extent, these lost sales may be made to other retailers.

     The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.

NEW PRODUCT DEVELOPMENT

     The Company conducts the majority of its research and development ("R&D") activities at its facility in Cranbury, New Jersey. C&D will provide supplementary R&D services on an as needed basis. Internationally, the Company operates small satellite R&D facilities in the United Kingdom, France, Spain and Canada. The Company's expenditures on R&D were approximately $8.4 million in the year ended December 31, 2002, $7.2 million for the twelve months ended December 31, 2001 and $7.5 million in the fiscal year ended March 31, 2001.

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

     In addition, some environmental laws, such as the U.S. Superfund law, similar state statutes and common laws, can impose liability for the entire cleanup of a contaminated site or for third-party claims for property damage and personal injury, regardless of whether the current owner or operator owned or operated the site at the time of the release of contaminants or the legality of the original disposal activity. With certain limited exceptions, the Company also has agreed to assume any environmental-related liabilities that may arise from the pre-Acquisition operation of the consumer products business and assets transferred as part of the Carter-Wallace acquisition. Many of the Company's sites have a history of industrial operations and contaminants from current and historical operations have been detected at some of its sites. For example, contamination has been discovered at the Company's Cranbury, New Jersey site. Based on the Company's preliminary assessments, the cost of remediating such contamination is expected to be approximately $1.8 million, which is recorded in the Company's reorganization reserves. While the Company is not aware of any other material cleanup obligations or related third-party claims, the detection of additional contaminants or the imposition of additional cleanup obligations at its sites or any other properties could result in significant costs.

GEOGRAPHIC AREAS

     Approximately 55% of net sales of the Company in 2002 and 2001 were to customers in the United States and approximately 82% of long-lived assets of the Company in 2002 and 2001 were located in the United States.

EMPLOYEES AND LABOR RELATIONS

     The Company's worldwide work force consisted of approximately 1700 employees as of December 31, 2002, of whom approximately 1000 were located outside the United States and approximately 700 worked in its domestic facilities. This includes approximately 150 employees at the Company's Italian subsidiaries that were sold in February 2003.

     The hourly employees at the Company's Cranbury, New Jersey facility are represented by Paper, Allied-Industrial Chemical and Energy Workers union. As of December 31, 2002 the Company had shut down the Dayton facility and had substantially shut down the Cranbury facility leaving only a few hourly employees to maintain the facility until its disposition. This agreement expires on April 30, 2004. Internationally, the Company employs union representatives in France, Spain and Mexico. The Company believes that its labor relations are satisfactory and no material labor cost increases are anticipated prior to April 30, 2004.

CLASSES OF SIMILAR PRODUCTS

     Information concerning similar products marketed by the Company during the period from January 1, 2001 to December 31, 2002 is set forth in Note 19 to the consolidated financial statements included in Item 8 herein.

CERTAIN RISKS AND UNCERTAINTIES RELATED TO THE COMPANY'S BUSINESS

     The Company's future results and financial condition are dependent upon its ability to develop, manufacture and market consumer products successfully. Inherent in this process are a number of factors that the Company must successfully manage to achieve favorable future operating results and financial condition. In addition to the other information contained in this Annual Report on Form 10-K, the following risks and uncertainties could affect the Company's future operating results and financial condition:

- THE COMPANY HAS RECENTLY DEVELOPED AND COMMENCED SALES OF A NUMBER OF NEW PRODUCTS WHICH, IF THEY DO NOT GAIN WIDESPREAD CUSTOMER ACCEPTANCE OR IF THEY CANNIBALIZE SALES OF EXISTING PRODUCTS, COULD HARM THE COMPANY'S EFFORTS TO IMPROVE ITS FINANCIAL PERFORMANCE.

     The Company has introduced a number of new consumer products. The development and introduction of new products involves substantial research, development and marketing expenditures, which the Company may be unable to recoup if the new products do not gain widespread market acceptance. In addition, if the new products merely cannibalize sales of existing products, the Company's financial performance could be harmed.

     In addition new products carry a greater risk of supply chain interruption if product sales are significantly greater or less than expectations. Although the Company has taken steps to ensure that demand planning is done properly interruptions in supply may occur and could affect the Company's financial condition and operating results.

- THE COMPANY MAY DISCONTINUE PRODUCTS OR PRODUCT LINES, WHICH COULD RESULT IN RETURNS, ASSET WRITE-OFFS AND SHUT DOWN COSTS.

     In the past, the Company has discontinued certain products and product lines, which resulted in returns from customers, asset write-offs, and shut down costs. The Company may suffer similar adverse consequences in the future to the extent it discontinues products that do not meet expectations or no longer satisfy consumer demand. Product returns, write-offs or shut down costs would reduce cash flow and earnings. Product efficacy or safety concerns could result in product recalls or declining sales which would reduce cash flow and earnings.

- THE COMPANY FACES INTENSE COMPETITION IN A MATURE INDUSTRY THAT MAY REQUIRE IT TO INCREASE EXPENDITURES AND ACCEPT LOWER PROFIT MARGINS TO PRESERVE OR MAINTAIN ITS MARKET SHARE. UNLESS THE MARKETS IN WHICH THE COMPANY COMPETES GROW SUBSTANTIALLY, A LOSS OF MARKET SHARE WILL RESULT IN REDUCED SALES LEVELS AND DECLINING OPERATING RESULTS.

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

     The Company's unit sales growth will depend on increasing usage by consumers, product innovation and capturing market share from competitors. The Company may not be able to succeed in implementing its strategies to increase revenues. To protect the Company's existing market share or to capture increased market share, the Company may need to increase expenditures for promotions and advertising and introduce and establish new products. Increased expenditures may not prove successful in maintaining or enhancing the Company's market share and could result in lower sales and profits.

     The Company competes with SSL International and Ansell in the condom business, Pfizer, Inverness, Medical Innovations and Abbott Labs in the pregnancy test kits business, Del Labs, Aussie Nads and Reckitt Benckiser in the depilatories and wax business and L'Oreal, Beiersdorf and Unilever in the skin care business. Many of the Company's competitors are substantially larger companies with greater financial resources than the Company. They have the capacity to outspend the Company in an attempt to take market share from the Company.

- PROVIDING PRICE CONCESSIONS OR TRADE TERMS THAT ARE ACCEPTABLE TO THE COMPANY'S TRADE CUSTOMERS, OR THE FAILURE TO DO SO, COULD ADVERSELY AFFECT THE COMPANY'S SALES AND PROFITABILITY. IN ADDITION, REDUCTIONS IN INVENTORY BY THE COMPANY'S TRADE CUSTOMERS, INCLUDING AS A RESULT OF CONSOLIDATIONS IN THE RETAIL INDUSTRY, OR A SHIFT IN THE IMPORTANCE OF CERTAIN CHANNELS OF TRADE COULD ADVERSELY AFFECT ITS SALES.

     From time to time, the Company may need to reduce the prices for some of its products to respond to competitive and customer pressures and to maintain market share. Any reduction in prices to respond to these pressures would harm profit margins. In addition, if the Company's sales volumes fail to grow sufficiently to offset any reduction in margins, its results of operations would suffer.

     Because of the competitive environment facing retailers, many of the Company's trade customers, particularly its high-volume retail store customers, have increasingly sought to obtain pricing concessions or better trade terms. These concessions or terms could reduce the Company's margins. Further, if the Company is unable to maintain price or trade terms that are acceptable to its trade customers, they could reduce product purchases from the Company and increase product purchases from the Company's competitors, which would harm the Company's sales and profitability. In addition, from time to time the Company's retail customers have reduced inventory levels in managing their working capital requirements. Any reduction in inventory levels by the Company's retail customers would harm its operating results. In particular, continued consolidation within the retail industry could potentially reduce inventory levels maintained by the Company's retail customers, which could adversely impact its results of operations. The Company's performance is also dependent upon the general health of the economy and of the retail environment in particular and could be significantly harmed by changes affecting retailing and by the financial difficulties of retailers, including the ongoing bankruptcy proceedings involving Kmart.

- PRICE INCREASES IN CERTAIN RAW MATERIALS OR ENERGY COSTS COULD ERODE OUR PROFIT MARGINS, WHICH COULD HARM OUR OPERATING RESULTS.

     Increases in the prices of certain raw materials or increases in energy costs could significantly impact our profit margins. If price increases were to occur we may not be able to increase the prices of our products to offset these increases. This could harm the Company's financial condition and results of operations.

- LOSS OF ANY OF THE COMPANY'S PRINCIPAL CUSTOMERS COULD SIGNIFICANTLY DECREASE ITS SALES AND PROFITABILITY.

     A group of five customers accounted for approximately 27% of consolidated net sales in 2002, including a single customer Walmart who accounted for 12%. This group accounted for 27% of domestic net sales in 2001.

     Although not included in the top five customers noted above, Kmart Corporation historically has represented approximately 2% of the Company's consolidated net sales. Kmart's bankruptcy, followed by its announcement to close an additional 329 stores in the first half of 2003, could cause an insignificant reduction in sales to Kmart of approximately 0.3% of the Company's consolidated net sales. It is not clear whether, and to what extent, these lost sales may be made to other retailers.

- THE COMPANY'S CONDOM PRODUCT LINE COULD SUFFER IF THE SPERMICIDE N-9 IS PROVED OR PERCEIVED TO BE HARMFUL.

     The Company's distribution of condoms under the Trojan and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of Armkel's condoms and similar condoms sold by Armkel's major competitors, contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient's potential to cause irritation to human membranes. The Company expects the FDA to issue non-binding draft guidance concerning the labeling of condoms with N-9, although the timing of such draft guidance is uncertain. The Company believes that condoms with N-9 provide an acceptable added means of contraceptive protection and is cooperating with the FDA concerning the appropriate labeling revisions, if any. However, the Company cannot predict the outcome of the FDA review. If the FDA or state governments promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the financial condition and operating results of the Company could suffer.

     Related to this issue, on February 28, 2003 a purported class action suit, Lissette Velez v. Church & Dwight Co., Inc., et als including Armkel, LLC., was filed against the Company and Armkel, and two other condom manufacturers, in the Superior Court of New Jersey. The lawsuit alleges that condoms lubricated with N-9 are being marketed in a misleading manner because the makers of such condoms claim they aid in the prevention of sexually transmitted diseases whereas, according to the plaintiffs, public health organizations have found that N-9 usage can under some circumstances increase the risk of transmission of disease. Condoms with N-9 have been marketed for many years as a cleared medical device under applicable FDA regulations, however, the Company cannot predict the outcome of this litigation.

- CURRENT AND FUTURE PRODUCT LIABILITY CLAIMS COULD HARM THE COMPANY'S PREGNANCY DIAGNOSTIC PRODUCTS BUSINESS.

     In 2002, a purported class action suit, Sandra J. Wagner v. Church & Dwight Co., Inc., et al, was filed against the Company and C&D in the Superior Court of New Jersey. The lawsuit alleged that the Company's ovulation test kits ("OTK") are being marketed in a misleading manner because they do not advise women with certain ovarian conditions that test results may be inaccurate. The plaintiffs seek monetary damages as well as injunctive relief against the OTK's - marketing materials. The products in question have been cleared for marketing as medical devices under applicable FDA regulations. If the Company is not successful in defending against a claim, the Company could be liable for substantial damages or may be prevented from offering some of the Company's products. These events could harm the Company's financial condition and results of operations.

ITEM 2.   PROPERTIES.

     The Company's headquarters are located in C&D's global headquarters at 469 North Harrison Street, Princeton, New Jersey. The following are the Company's principal facilities as of March 21, 2003:

                        LOCATION                              PRODUCTS MANUFACTURED                     AREA (SQ. FEET)
                        --------                              ---------------------                     ---------------
OWNED:
Manufacturing Facilities and Offices:
Cranbury, New Jersey(1)..................................     None                                         734,000
Colonial Heights, Virginia...............................     Condoms                                      220,000
Montreal, Canada.........................................     Personal care products                       157,000
Folkestone, England......................................     Personal care products                        78,000
Mexico City, Mexico......................................     Pharmaceutical products                       37,600
New Plymouth, New Zealand................................     Condom processing                             31,000

Warehouse and Offices
Toronto, Canada..........................................     --                                            52,000
Toronto, Canada (2)......................................     --                                            83,000

LEASED:
Manufacturing Facilities and Offices:
Barcelona, Spain(3)......................................     Personal care products                        58,400
Folkestone, England......................................     Personal care products                        21,500
Norwood, Pennsylvania....................................     Condom processing                             10,000

Warehouses and Offices:
Folkestone, England......................................    --                                             65,000
Revel, France............................................    --                                             35,500
Mexico City, Mexico......................................    --                                             27,500
Sydney, Australia........................................    --                                             24,900
Atlanta, Georgia.........................................    --                                             23,071
Levallois, France*.......................................    --                                             22,500

----------
1. The Cranbury production facility was closed during 2002 and is currently for sale. The Company continues to operate a 36,000 square feet research facility located on the site.
2. Shared facility with C&D. The Company occupies approximately 35% of the available space.
3. The Company intends to relocate its manufacturing facility to a leased facility also in Barcelona, Spain. The new facility is approximately 83,000 square feet. The lease for the present facility may be terminated at any time with six months prior notice to the landlord.
*    Offices only
     The leased facilities in Dayton, New Jersey, Momence, Illinois and Sparks, Nevada were closed during 2002 and the leases were terminated.

ITEM 3.   LEGAL PROCEEDINGS.

LITIGATION.

     On January 17, 2002, a petition for appraisal, Cede & Co., Inc. and GAMCO Investors, Inc. v. MedPointe Healthcare Inc., Civil Action No. 19354, was filed in the Court of Chancery of the State of Delaware demanding a determination of the fair value of shares of MedPointe. The action was brought by purported former shareholders of Carter-Wallace in connection with the merger on September 28, 2001 of MCC Acquisition Sub Corporation with and into Carter-Wallace. The merged entity subsequently changed its name to MedPointe. The petitioners seek an appraisal of the fair value of their shares in accordance with Section 262 of the Delaware General Corporation Law. The matter was heard on March 10 and 11, 2003, at which time the petitioners purportedly held approximately 2.3 million shares of MedPointe. No decision has yet been rendered by the court.

     MedPointe and certain former Carter-Wallace shareholders are party to an indemnification agreement pursuant to which such shareholders will be required to indemnify MedPointe from a portion of the damages, if any, suffered by MedPointe in relation to the exercise of appraisal rights by other former Carter-Wallace shareholders in the merger. Pursuant to the agreement, the shareholders have agreed to indemnify MedPointe for 40% of any Appraisal Damages (defined as the recovery greater than the per share merger price times the number of shares in the appraisal class) suffered by Medpointe in relation to the merger; provided that if the total amount of Appraisal Damages exceeds $33.3 million, then the indemnifying stockholders will indemnify MedPointe for 100% of any damages suffered in excess of that amount. The Company, in turn, is party to an agreement with MedPointe pursuant to which it has agreed to indemnify MedPointe and certain related parties against 60% of any Appraisal Damages for which MedPointe remains liable. The maximum liability to the Company pursuant to the indemnification agreement and prior to any indemnification from C&D, as described in the following sentence is $12 million. C&D is party to an agreement with the Company pursuant to which it has agreed to indemnify the Company for 17.4% of any Appraisal Damages, or up to a maximum of $2.1 million for which the Company becomes liable.

     The Company, MedPointe and the indemnifying shareholders believe that the consideration offered in the merger was fair to the former Carter-Wallace shareholders and have vigorously defended the petitioner's claim. However, the Company cannot predict the outcome of the proceedings.

     On August 26, 2002, the Company filed suit against Pfizer in the District Court of New Jersey to redress infringement of two (2) of the Company's patents directed to pregnancy diagnostic devices. The suit claims that Pfizer's "ept" product infringes these patents. The Company is seeking a reasonable royalty and associated damages as compensation for Pfizer's infringement. The Court has ordered a Settlement Conference for April 11, 2003, and has set dates throughout 2003 for various stages of discovery.

     In 2002, a purported class action suit, Sandra J. Wagner v. Church & Dwight Co., Inc., et al, was filed against the Company and C&D in the Superior Court of New Jersey. The lawsuit alleged that the Company's ovulation test kits ("OTK") are being marketed in a misleading manner because they do not advise women with certain ovarian conditions that test results may be inaccurate. The plaintiffs seek monetary damages as well as injunctive relief against the OTK's - marketing materials. The products in question have been cleared for marketing as medical devices under applicable FDA regulations. The Company is vigorously defending the action but cannot predict the outcome of the proceedings.

     On February 28, 2003 a purported class action suit, Lissette Velez v. Church & Dwight Co., Inc., et als including Armkel, LLC, was filed against the Company and C&D, and two other condom manufacturers, in the Superior Court of New Jersey. The lawsuit alleges that condoms lubricated with the spermicide non-oxydol 9 (N-9) are being marketed in a misleading manner because the makers of such condoms claim they aid in the prevention of sexually transmitted diseases whereas, according to the plaintiffs, public health organizations have found that N-9 usage can under some circumstances increase the risk of transmission of disease. The plaintiffs claim economic loss from the purchase of the Company's Trojan-brand condoms with N-9 but no personal injury and seek injunctive relief. Condoms with N-9 have been marketed for many years as a cleared medical device under applicable FDA regulations. Separately, FDA has begun a notice and comment rulemaking, which will permit the Company as well as other interested parties the opportunity to consider and review the labeling of N-9 lubricated condoms. The Company is vigorously defending the lawsuit but cannot predict its outcome.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     At March , 2003, the Company had 10,000 membership interests outstanding and held by C&D (5,000 interests) and Kelso (5,000 interests). There is no established trading market for the membership interests of the Company. During 2002, the Company did not declare any dividends.

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

ITEM 6.   SELECTED FINANCIAL DATA.

                                                                          ARMKEL, LLC AND SUBSIDIARIES

FIVE-YEAR FINANCIAL REVIEW (2)
(in millions)
                                                   SUCCESSOR                                            PREDECESSOR
                                   -----------------------------------------   -----------------------------------------------------
                                                                                                               YEAR ENDED
                                                           PERIOD FROM            PERIOD FROM                   MARCH 31,
                                       YEAR ENDED       AUGUST 28, 2001 TO      APRIL 1, 2001 TO       ----------------------------
                                   DECEMBER 31, 2002   DECEMBER 31, 2001 (1)   SEPTEMBER 28, 2001      2001       2000         1999
                                   -----------------   ---------------------   ------------------      ----       ----         ----
OPERATING RESULTS
Net sales........................         $383.8             $ 77.6              $ 197.7            $  344.5    $ 320.2      $ 278.0
Income (loss) before taxes
   from continuing operations....           35.4              (15.4)                53.8                84.3       64.0         52.3
Net income (loss)................           31.2              (15.6)                33.4                49.9       40.5         31.3
Total assets.....................          808.5              811.7                379.3               371.2      369.5        353.9
Total debt.......................          440.2              443.4                 23.1                24.3       26.8         33.4

----------
(1) The period from August 28, 2001 to September 28, 2001 is inclusive of only net interest expense of $1.6 million.

(2)  All periods have been adjusted for the effect of discontinued operations.

UNAUDITED QUARTERLY FINANCIAL INFORMATION(3)
(in millions)
                                               CALENDAR YEAR 2001                           CALENDAR YEAR 2002
                                               ------------------                           ------------------
                                      FIRST         SECOND      THIRD        FOURTH       FIRST      SECOND       THIRD      FOURTH
                                     QUARTER(4)   QUARTER(4)  QUARTER(4)    QUARTER(2)   QUARTER     QUARTER     QUARTER     QUARTER
                                     ----------   ---------   ----------    ---------    -------     -------     -------     -------
Net sales............................   $ 84.4    $ 102.6      $ 96.1       $  77.6    $  87.4     $ 104.4     $ 101.0     $  91.0
Gross profit(1)......................     47.6       61.6        54.3          27.1       42.1        58.9        58.5        51.3
Income (loss) before taxes from
  continuing operations(1)...........     20.1       32.0        21.8         (15.4)       1.1        17.6         9.9         6.8
Net income (loss)....................     10.3       18.8        14.6         (15.6)       0.3        15.6         9.3         6.0

----------
(1) Distribution expense reclassified from operating expense to cost of goods sold for predecessor financial statements in order to conform to the Company's presentation.
(2) Fourth quarter 2001 represents the period from August 28, 2001 (inception) to December 31, 2001. Operations for this period commenced on September 29, 2001. The period from August 28, 2001 (inception) to September 28, 2001 only included net interest expense of approximately $1.6 million relating to the issuance of senior subordinated notes on August 28, 2001.
(3)  All periods have been adjusted for the effect of discontinued operations.
(4) Represents combined statement of revenue in excess of expenses for the predecessor company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Armkel, LLC (the Company) is an equally owned joint venture formed by Church & Dwight Co., Inc. (C&D) and affiliates of Kelso & Company, L.P. (Kelso). On September 28, 2001, the Company acquired certain of the domestic consumer product assets of Carter-Wallace (the "Acquisition"), primarily Trojan condoms, Nair depilatories, and First Response and Answer test kits, and the international subsidiaries of Carter-Wallace. Initial financing was obtained on August 28, 2001, however operations did not commence until the Acquisition was consummated on September 28, 2001. The remainder of Carter-Wallace, comprised of its healthcare and pharmaceuticals businesses, was merged with MedPointe, Inc. ("MedPointe") after the completion of the Acquisition. Simultaneously with the consummation of the Acquisition, the Company sold the remainder of the consumer products businesses, Arrid antiperspirant in the U.S and Canada and the Lambert-Kay line of pet care products, to C&D - (the "Disposed Businesses").

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

     In December 2002, the Company entered into an agreement to sell its Italian subsidiary to a group, comprising local management and private equity investors. The sale closed in February 2003 for a price of approximately $22.6 million including the repayment of $11.8 million of intercompany debt. The Company will retain ownership of certain Italian pregnancy kit and oral care product lines with sales of approximately $3 million. The remainder of the Italian subsidiary's business includes a high percentage of distributor sales as well as hospital diagnostic and other products not related to the Company's core business. The financial statements have been reclassified to reflect the Italian business as a discontinued operation in 2002 and prior financial statements.

     The following section discusses comparisons to the year period ended December 31, 2002 compared to the combined (predecessor and successor) twelve month period ended December 31, 2001. All amounts have been adjusted for the effect of discontinued operations.

2002 COMPARED TO 2001

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 2001

                                                                            2002           2001(1)(2)(3)
                                                                            ----           ----
                                                                                 (in millions)
Net sales(1)............................................................   $383.8          $360.7
Cost of goods sold(2)...................................................    173.0           170.1
                                                                           ------          ------
Gross profit(1) (2).....................................................    210.8           190.6
Marketing expenses(1)...................................................     53.1            44.6
Selling, general and administrative expenses(2)(4)                           87.6            75.5
Interest Expense & Other Income.........................................     34.7            12.0
                                                                           ------          ------
Income before taxes from continuing operations..........................   $ 35.4          $ 58.5
                                                                           ======          ======

----------
(1) Net Sales and marketing expenses for the predecessor financial statements have been adjusted to conform with EITF 01-9.
(2) Distribution expense reclassified from operating expense to cost of goods sold for predecessor financial statements in order to conform to the Company's presentation.
(3) For 2001, represents combined statement of revenue in excess of expenses, before provision for taxes for the predecessor company from January 1, 2001 to September 28, 2001 and for the Company from August 28, 2001 (inception) to December 31, 2001, restated for discontinued operations.
(4) In 2002, selling, general and administrative expenses include management service agreements with C&D for the full year, principally in the Domestic segment. In 2001, these expenses include the management service costs which were in effect in the fourth quarter. Refer to the agreements with C&D in
     Item 13, Certain Relationships and Related Transactions, Arrangements with C&D.

     The results of operations for both periods are affected by certain expenses related to accounting and other acquisition related integration expenses. These items are outlined below and addressed in further detail in the discussion below:

                                                                   2002                2001
                                                                   ----                ----
                                                                          (in millions)
 Inventory Step-up Expenses..................................      $ 8.1              $15.1
 Transition Expenses.........................................      $ 9.0              $ 2.6

Net Sales

     Net sales increased $23.1 million, or 6.4%, to $383.8 million for the year ended December 31, 2002 from $360.7 million in the previous year. This increase is discussed by business segment below.

     Net sales of domestic products, excluding intercompany sales, increased $10.1 million, or 5.0%, to $209.2 million for the year ended December 31, 2002 from $199.1 million in the twelve months ended December 31, 2001. This increase in net sales is behind solid year on year category growth for Trojan, pregnancy kits and Nair and brand growth related to product line extensions for Trojan and Nair.

     Net sales of international products increased $13.0 million, or 8.1%, to $174.6 million for the year ended December 31, 2002 from $161.6 million in the twelve months ended December 31, 2001. The increase was principally due to volume increases in England, France and Mexico. Favorable foreign exchange accounted for $2.6 million of the increase.

     In November 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on Issue 01-9 (formerly EITF issues 00-14 and 00-25), "Accounting for Consideration Given to a Customer or Reseller of the Vendor's Products." This EITF addressed the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. The EITF requires the cost of such items as coupons, slotting allowances, cooperative advertising arrangements, buydowns, and other allowances to be accounted for as a reduction of revenues, not included as a marketing expense as the Company did previously. The prior period net sales have been reclassified to conform with this pronouncement. The impact was a reduction of net sales of approximately $52.9 million in 2002 and $45.4 million for the twelve months ended December 31, 2001. This consensus did not have an effect on net income. In accordance with the consensus reached, the Company adopted the required accounting beginning January 1, 2002.

Cost of Goods Sold

     Cost of goods sold increased $2.9 million, or 1.7%, to $173.0 million for the year ended December 31, 2002 from $170.1 million in the twelve months ended December 31, 2001. As a percentage of net sales, cost of goods sold reduced to 45.1% from 47.2% in 2001. This decrease in cost of goods sold is primarily related to a decline year to year in expenses related to inventory step-up adjustments incurred at the Acquisition of $8.1 million expensed in 2002 and $15.1 million expensed in 2001. At the time of the Acquisition, the inventory book value was $57.8 million. As part of the allocation of the purchase price, the inventory value was increased by $23.2 million to $81.0 million. The majority of this inventory step-up, $15.1 million, was reflected in the fourth quarter results of operations of 2001, including $11.2 million for domestic operations and $3.9 million for international operations. The remaining $8.1 million inventory step-up adjustment was all reflected in the first quarter of 2002 operating results. Excluding these adjustments, cost of goods sold, as a percentage of net sales, would be reduced to 43.0% in 2002 and 42.9% in 2001.

     Cost of goods sold for domestic products, excluding intercompany sales, increased $0.1 million, or 0.1%, to $85.2 million for the year ended December 31, 2002 from $85.1 million in the twelve months ended December 31, 2001. As a percentage of net sales, domestic cost of goods sold decreased to 40.7% from 42.7% in 2001. This decrease in cost of goods sold is primarily due to the inventory step-up adjustments of $7.9 million in 2002 and $11.2 million in 2001. Excluding these adjustments, cost of goods sold, as a percentage of net sales, would be reduced to 37.0% in 2002 and 37.1% in 2001.

     Cost of goods sold for international products increased $2.8 million, or 3.3%, to $87.8 million for the year ended December 31, 2002 from $85.0 million in the twelve months ended December 31, 2001. As a percentage of net sales, international cost of goods sold decreased to 50.3% from 52.6% principally due to inventory step-up adjustments. Excluding these adjustments, cost of goods sold, as a percentage of net sales would be reduced to 50.1% for the period ending December 31, 2002 and 50.2% for the twelve months ending December 31, 2001.

Operating Costs excluding Interest Expense and Other Income

     Total operating expenses, excluding interest expense and other income, increased $20.6 million, or 17.2%, to $140.7 million in the period ended December 31, 2002 from $120.1 million in the twelve months ended December 31, 2001.

     Marketing expenses increased by $8.5 million, or 19.0%, to $53.1 million for the year ended December 31, 2002 from $44.6 million for the twelve months ended December 31, 2001. The majority of the increase, $6.3 million, was in the International segment behind products such as Nair, Trojan, Barbara Gould and Arm & Hammer toothpaste primarily in the U.K., Mexico and France. The remaining $2.2 million was in the Domestic segment primarily for higher advertising spending behind First Response.

     Selling, general and administrative expenses increased $12.1 million, or 16.0%, to $87.6 million for the year ended December 31, 2002 from $75.5 million for the twelve months ended December 31, 2001. The Domestic segment had $13.7 million in additional spending while the International segment was lower by $1.4 million. This domestic increase is related to estimated transitional costs of $7.4 million in 2002 compared to $1.8 million in 2001 for former Carter-Wallace employees employed during the integration process, a net increase of $1.5 million in amortization for acquired patents, compared to prior year amortization of patents and predecessor goodwill, and the remainder of the increase was for additional legal fees as well as fees paid to Church & Dwight and Kelso. The International segment was lower due to synergies in Canada as a result of the Church & Dwight and Armkel Canadian operations being combined.

Interest Expense and Other Income

     Interest expense was $36.6 million for the year ended December 31, 2002 compared to $12.3 million for the twelve months ended December 31, 2001. This increase in interest expense is related to the $225.0 million in senior subordinated notes and $220.0 million in a syndicated bank credit facility incurred at the time of the Acquisition. Interest expense for 2002 represents a full year of financing while 2001 represents interest expense on financing from August 28, 2001 to December 31, 2001 and a small amount of predecessor interest expense.

     Interest income was $1.0 million for 2002 and $1.3 million for 2001. The year 2001 includes $0.4 million of interest income earned on the proceeds from the senior subordinated notes prior to Acquisition.

     Other income/expense was $0.9 million of income in 2002 and $1.0 of expense in 2001. The increase in income is primarily related to foreign exchange accounting remeasurement on intercompany loans entered into at acquisition with certain of its subsidiaries.

NINE MONTH COMPARISON

THE FOLLOWING SECTION REFERS TO NINE MONTHS OF FINANCIAL DATA FROM APRIL TO DECEMBER. FOR 2000, THE COMPANY DID NOT HAVE PREDECESSOR DOMESTIC CONSUMER PRODUCTS BUSINESS AND INTERNATIONAL SUBSIDIARY DATA FOR THE THREE MONTHS ENDED MARCH 31, 2000 IN ORDER TO COMPARE A TWELVE MONTH CALENDAR YEAR.

NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 2000(1)

                                                                            2001(1)        2000(1)
                                                                            ----           ----
                                                                              (in millions)
Net sales(2)..........................................................     $276.3          $260.6
Cost of goods sold(3).................................................      133.3           111.4
                                                                           ------          ------
Gross profit(2) (3)...................................................      143.0           149.2
Marketing expenses(2).................................................       34.0            30.1
Selling, general and administrative expenses(3)                              59.4            54.3
Interest Expense & Other Income.......................................       11.2             0.5
                                                                           ------          ------
Income before taxes from continuing operations........................     $ 38.4          $ 64.3
                                                                           ======          ======

----------
(1) For 2001, represents combined statement of revenue in excess of expenses, before provision for taxes for the predecessor company from April 1, 2001 to September 28, 2001 and for the Company from August 28, 2001 (inception) to December 31, 2001, restated for discontinued operations. The period from August 28, 2001 to September 28, 2001 only included net interest expense of approximately $1.6 million relating to the issuance of senior subordinated notes on August 28, 2001. The nine months ended December 31, 2000 represents the predecessor company.

(2) Net Sales and marketing expenses for the predecessor financial statements have been adjusted to conform with EITF 01-9.

(3) Distribution expense reclassified from operating expense to cost of goods sold for predecessor financial statements in order to conform to the Company's presentation.

     Net Sales

     Net sales increased $15.7 million, or 6.0%, to $276.3 million in the period ended December 31, 2001 from $260.6 million in the nine months ended December 31, 2000. This increase is discussed below.

     Net sales of domestic products, excluding intercompany sales, increased $12.5 million, or 8.8%, to $153.7 million in the period ended December 31, 2001 from $141.2 million in the nine months ended December 31, 2000. The increase in net sales reflects higher net sales of Trojan condoms and Nair depilatories due to new product introductions, coupled with selective price increases in Trojan and Nair brand products. In addition, net sales of First Response home pregnancy and ovulation test kits were higher based on expanded distribution, as well as an improved product claim for one of the Company's home pregnancy tests kits.

     Net sales of international products increased $3.2 million, or 2.7%, to $122.6 million in the period ended December 31, 2001 from $119.4 million in the nine months ended December 31, 2000. This increase was due to volume increases on Trojan and Nair, selective price increases on several products and higher sales of OTC pharmaceuticals in Mexico, offset by lower foreign exchange rates.

Cost of Goods Sold

     Cost of goods sold increased $21.9 million, or 19.6%, to $133.3 million in the period ended December 31, 2001 from $111.4 million in the nine months ended December 31, 2000. As a percentage of net sales, cost of goods sold grew to 48.2% from 42.8% in 2000. This increase in cost of goods sold is primarily due to $15.1 million of additional expense relating to inventory step-up incurred at acquisition. At the time of the Acquisition inventory book value was $57.8 million. As part of purchase accounting, the inventory value was increased by $23.2 million to $81.0 million. The majority of this step-up, $15.1 million, was reflected in the fourth quarter results of operations of 2001, including $11.2 million for domestic operations and $3.9 million for international operations. The remaining $8.1 million inventory step-up adjustment was reflected in the first quarter of 2002 operating results. Excluding these adjustments, cost of goods sold as a percentage of net sales would have been 42.8% in 2001.

     Cost of goods sold for domestic products, excluding intercompany sales, increased $16.3 million, or 31.0%, to $68.9 million in the period ended December 31, 2001 from $52.6 million in the nine months ended December 31, 2000. As a percentage of net sales, domestic cost of goods sold increased to 44.8% from 37.3% in 2000. This increase in cost of goods sold is primarily due to the inventory step-up adjustment of $11.2 million. Excluding these adjustments, cost of goods sold as a percentage of net sales would have been 37.5% in 2001.

     Cost of goods sold for international products increased $5.6 million, or 9.4%, to $64.4 million in the period ended December 31, 2001 from $58.8 million in the nine months ended December 31, 2000. As a percentage of net sales, international cost of goods sold increased to 52.5% from 49.3% in 2000. This increase is primarily due to the inventory step-up adjustments of $3.9 million. Excluding these adjustments, cost of goods sold, as a percentage of net sales would be reduced to 49.3% in 2001.

Operating Costs excluding Interest Expense and Other Income

     Total operating expenses excluding interest expense and other income increased $9.0 million, or 10.6%, to $93.4 million in the period ended December 31, 2001 from $84.4 million in the nine months ended December 31, 2000.

     Marketing expenses increased by $3.9 million, or 12.9%, to $34.0 million in the period ended December 31, 2001 from $30.1 million in 2000.

     Selling, general and administrative expenses increased $5.1 million, or 9.4%, to $59.4 million in the period ended December 31, 2001 from $54.3 million in 2000. This increase is related to estimated transitional costs of $1.8 million, related to general and administrative costs for former Carter-Wallace employees employed during the integration process, $1.0 million in fees to C&D and Kelso, $1.1 million in amortization for acquired patents, with the remainder due to higher legal costs.

Interest Expense and Other Income

     Interest expense and other income was $11.2 million in the period ended December 31, 2001 compared to $0.5 million for the nine months ending December 31, 2000. This increase in net interest expense and other income is related to the $225.0 million in senior subordinated notes and $220.0 million in a syndicated bank credit facility incurred at the time of the Acquisition.

     Interest income was $1.1 million for 2001 and $0.3 million for 2000. The period ended December 31, 2001 includes $0.4 million of interest income earned on the proceeds from the senior subordinated notes prior to acquisition.

     Other expense was $0.3 million in 2001 and $0.1 in 2000. The increase in income is primarily related to foreign exchange accounting remeasurement on intercompany loans entered into at acquisition with certain of its subsidiaries.

Liquidity and capital resources following the Acquisition

     Cash flows provided by operating activities was $18.4 million for the year ended December 31, 2002. This includes $31.8 million in severance payments and $9.0 million in transition expenses offset by higher operating earnings before non-cash charges for depreciation and amortization. Also, there is a reduction in working capital which included a $1.1 million reduction in inventory, after the $8.1 million step-up adjustment, and a decrease in accounts receivable due to approximately $6.0 million received from MedPointe, Inc., for lockbox cash receipts owed to the Company at December 31, 2001.

     Cash flows used in investing activities was $17.3 million for the year ended December 31, 2002. The net cash flows used in investing activities includes additions to property, plant and equipment of $8.4 million, a $5.2 million settlement with MedPointe, Inc. regarding the Company's liability for retiree medical costs, domestic working capital assessed as of the date of the Acquisition and executive retirement plan costs, and $3.7 million of other costs related to the Acquisition.

     Cash flows used in financing activities was $3.2 million for the year ended December 31, 2002, for the mandatory payment of debt from the syndicated bank credit facility.

     The Company entered into a syndicated bank credit facility and also issued a senior subordinated notes to finance its investment in the Acquisition. The long-term $305 million credit facility consists of $220.0 million in 6 and 7 1/2-year term loans, of which $ 216.5 million was outstanding at December 31, 2002 and an $85.0 million revolving credit facility, which remained fully undrawn at December 31, 2002. On August 28, 2001 the Company issued $225 million of 9.5% senior subordinated notes due in 8 years with the interest paid semi-annually. The Company had outstanding long-term debt of $411.6 million, and cash less short-term debt of $26.2 million, for a net debt position of $385.4 million at year-end. This excludes discontinued operations. The weighted average interest rate on the credit facility borrowings at December 31, 2002, excluding deferred financing costs and commitment fees, was approximately 5.0% including hedges.

     Interest payments on the notes and on borrowings under the senior credit facilities significantly increase the Company's liquidity requirements. Borrowings under the term loans and the revolving credit facility bear interest at variable rates plus any applicable margin. The interest rates on the term loans are dependent on the attainment of certain covenants depending on the ratio of total debt to EBITDA. Financial covenants include a leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a certain period of time. EBITDA, as defined by the Company's loan agreement, which includes an add-back of certain acquisition related costs, was approximately $99.3 million for the twelve month period ending December 31, 2002. The leverage ratio as defined in the term loan agreement was 3.88 versus the agreement's maximum 5.50, and the interest coverage ratio was 3.10 versus the agreement's minimum of 2.00. The reconciliation of income from continuing operations to the Company's key liquidity measure, adjusted EBITDA per the term loan agreement, is as follows (in millions):

              Income from continuing operations                    $ 70.2
              Other income (principally royalty income)               0.1
              Depreciation & Amortization(1)                         11.9
                                                                   ------
              EBITDA from continuing operations                      82.2
              Inventory Step-up Adjustment                            8.1
              Transition Expenses                                     9.0
                                                                   ------
              Adjusted EBITDA                                      $ 99.3
                                                                   ======

(1) Amortization is reduced by $3.6 million for deferred financing costs that are recognized as interest expense.

     Distributions of a portion of net income may be made to fund tax distributions to Kelso and C&D. No such distributions were made in 2002.

     The Company incurred severance and other change in control related liabilities to certain employees. Since acquisition the Company paid $42.0 million in severance payments, including $31.8 million paid for the year ended December 31, 2002. The Company estimates that the total severance payments will be approximately $48.0 million. The Company anticipates the remaining $6.0 million in severance and related costs to be principally paid out in 2003 with a small balance being carried into future years for medical and life insurance payments for three prior Carter-Wallace executives.

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

     The syndicated bank credit facility and the senior subordinated notes impose certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In 2002 the Company obtained a waiver to the syndicated bank credit facility in order to proceed with the sale of the Italian operations. The proceeds from the sale of the Italian operations were received in February 2003 and were used to prepay the term loans under the covenant requirements. In addition, the senior credit facilities requires the Company to maintain certain financial ratios. The borrowings under the credit facility are secured by substantially all of the domestic assets of the Company, in a pledge of stock of the Company's operating subsidiaries and a pledge of not more than 65% of the voting capital stock of the Company's foreign subsidiaries.

     The Company expects that the total capital expenditures will be approximately $16 million in 2003 and approximately $10 million in 2004. Of such amounts, the Company currently estimates that a minimum range of $3 million to $5 million of ongoing maintenance capital expenditures are required each year.

                                                                                  PAYMENTS DUE BY PERIOD
                                                                                  ----------------------
                                                                                            2004 TO         2007 TO           AFTER
                                                             TOTAL          2003              2006            2008             2008
                                                           --------        -------          --------        --------         -------
                                                                                     (THOUSANDS OF DOLLARS)
PRINCIPAL PAYMENTS ON BORROWINGS:
     Long-term debt
          Syndicated Financing Loans(1).................   $216,468       $ 28,501          $ 35,127        $116,139        $ 36,701
          Notes Payable 9 1/2%..........................    225,000             --                --              --         225,000
          Various Short-Term Borrowings at
             Foreign Subsidiaries.......................         55             55                --              --              --

OTHER COMMITMENTS:
     Operating Leases Obligations.......................     17,379          3,580             9,128           2,676           1,995
     Capital Lease Obligations..........................        191             52               139              --              --
     Guarantee(2).......................................      1,828          1,828                --              --              --
     Management Services Agreements.....................     58,344         14,586            43,758              --              --
     Manufacturing Distribution Agreement...............      3,264            816             2,448              --              --
                                                           --------       --------          --------        --------         -------
Total...................................................   $522,529       $ 49,418          $ 90,600       $ 118,815        $263,696
                                                           ========       ========          ========       =========        ========

(1) In the first quarter of 2003 net proceeds from the sale of the Italian operations of $21.6 million are required to pay down the syndicated credit facility, along with the $6.9 million of predetermined payments.
(2) Guarantee represents the Company's performance based obligation with the New Jersey Department of Environmental Protection for estimated environmental remediation costs at its Cranbury, New Jersey facility.

     The Company expects that funds provided from operations and available borrowings of $85 million under its six-year revolving credit facility, none of which was drawn at December 31, 2002, will provide sufficient funds to operate its business, to make expected capital expenditures of approximately $16 million in 2003 and approximately $10 million in 2004 and to meet foreseeable liquidity requirements, including debt service on the notes and the senior credit facilities, as noted above. There can be no assurance, however, that the Company's business will generate sufficient cash flows or that future borrowings will be available in an amount sufficient to enable it to service its debt or to fund its other liquidity needs. If the Company is unable to pay its obligations, it will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring indebtedness or raising additional capital. However, the Company cannot give assurance that any alternative strategies will be feasible or prove adequate. However, management believes that operating cash flow, coupled with the Company's access to credit markets, will be sufficient to meet the anticipated cash requirements for the coming year.

                                   OTHER ITEMS

Related Party Transactions

     The Company has achieved substantial synergies by combining certain of its operations with those of C&D particularly in the areas of sales, manufacturing and distribution, and most service functions. The Company retained its core marketing, research & development, and financial planning capabilities, and continues to manufacture condoms, but purchases virtually all the support services it requires for its U.S. domestic business from C&D under a management services agreement, which has a term of five years with possible renewal. The Company and C&D merged the two sales organizations during the fourth quarter of 2001 and merged the companies Canadian operations in 2002. The companies transferred production of antiperspirants and depilatories from the former Carter-Wallace plant at Cranbury, NJ, to C&D's plant at Lakewood, NJ, which is a more efficient producer of antiperspirants and other personal care products. This process was completed by the third quarter 2002. The companies integrated the planning and purchasing, accounting and management information systems, and other service functions during 2002.

     During 2002, the Company was invoiced $22.5 million for administrative, manufacturing and management oversight services provided by C&D and $1.4 million of toothpaste products purchased from C&D. The Company sold $7.1 million of deodorant anti-perspirant inventory to the Company's at its cost. The Company also invoiced C&D $1.7 million for transition administrative services. The Company has an open net accounts payable to C&D at December 31, 2002 of approximately $4.8 million that primarily related to administrative services partially offset by amounts owed by C&D for inventory from international subsidiaries.

     Kelso has agreed to provide the Company with financial advisory services for which the Company pays an annual fee of $1.0 million. The Company has agreed to indemnify Kelso against certain liabilities and reimburse expenses in connection with its engagement. For the year ended December 31, 2002, the Company paid Kelso $1.0 million for 2002 financial advisory fees plus prepaid the 2003 financial advisory service fee of $1.0 million at a discounted value.

Significant Accounting Policies

     The Company's significant accounting policies are more fully described in
Note 1 to its consolidated financial statements. Certain of the Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on the Company's historical experience, its observance of trends in the industry, information provided by its customers and information available from other outside sources, as appropriate. The Company's significant accounting policies include:

Promotional and Sales Returns Reserves

     The reserves for consumer and trade promotion liabilities, and sales returns are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. We use historical trend experience and coupon redemption provider input in arriving at coupon reserve requirements, and we use forecasted appropriations, customer and sales organization inputs, and historical trend analysis in arriving at the reserves required for other promotional reserves and sales returns. While we believe that our promotional and sales returns reserves are adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially form what will actually transpire in the future. If the Company's estimates for other promotional reserves and sales returns were to differ by 10%, the impact to promotional spending and sales return accruals would be approximately $1.2 million.

Impairment of Goodwill, Tradenames and Other Intangible Assets and Property, Plant and Equipment

     Carrying values of goodwill, tradenames, patents and other intangible assets are reviewed periodically for possible impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The Company's impairment review is based on a discounted cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, and the selection of an appropriate discount rate. With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit. For trademarks and other intangible assets, an impairment charge is recorded for the difference between the carrying value and the net present value of estimated cash flows, which represents the estimated fair value of the asset. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse, economic factors, unanticipated technological change or competitive activities, acts by governments and courts, may signal that an asset has become impaired. In accordance with SFAS No. 142, the Company completed the annual impairment test of the valuation of goodwill and intangibles as of April 1, 2002 and, based upon the results, there was no impairment.

     Property, plant and equipment and other long-lived assets are reviewed periodically for possible impairment in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company's impairment review is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. The analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. The Company conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment implications. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows.

     The estimates and assumptions used are consistent with the business plans and estimates that the Company uses to manage its business operations. The use of different assumptions would increase or decrease the estimated value of future cash flows and would have increased or decreased any impairment charge taken. Future outcomes may also differ. If the Company's products fail to achieve estimated volume and pricing targets, market conditions unfavorably change or other significant estimates are not realized, then the Company's revenue and cost forecasts may not be achieved, and the Company may be required to recognize additional impairment charges.

Inventory Reserves

     When appropriate, the Company provided allowances to adjust the carrying value of its inventory to the lower of cost or market (net realizable value), including any costs to sell or dispose. The Company identifies any slow moving, obsolete or excess inventory to determine whether a valuation allowance is indicated. The determination of whether inventory items are slow moving obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company's products, technological changes, and new product introductions. The estimates as to the future demand used in the valuation of inventory are dependent on the ongoing success of its products. In addition, the Company's allowance for obsolescence may be impacted by the rationalization of the number of stock keeping units. To minimize this risk, the Company evaluated its inventory levels and expected usage on a periodic basis and records adjustments as required. Reserves for inventory obsolescence were $0.7 million at December 31, 2002, and $1.9 million at December 31, 2001. The decline is primarily related to a revaluation of a reserve established for a specific product that is no longer at risk to be discontinued.

Valuation of Pension and Postretirement Benefit Costs

     The Company's pension and postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions provided by the Company to our actuaries, including the discount rate and expected long-term rate of return on plan assets. Material changes in the Company's pension and postretirement benefit costs may occur in the future due to changes in these assumptions.

     The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. Based on the expected duration of the benefit payments for our pension plans and postretirement plans we refer to applicable indices such as the Moody's AA Corporate Bond Index to select a rate at which we believe the pension benefits could be effectively settled. Based on applicable published rates as of December 31, 2002, the Company used a discount rate ranging from 5.7% to 6.75% for its various, worldwide plans, compared to the discount rate range in 2001 of 5.5% to 7.25%.

     The expected long-term rate of return on pension plan assets is selected by taking into account a historical long-term average, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans, and known economic and market conditions at the time of valuation. Based on these factors, the Company's expected long-term rate of return as of December 31, 2002 for its various plan is 5.5% to 8.5%, compared to a range of 5.5% to 8.5% as of December 31, 2001.

     On December 31, 2002 the accumulated benefit obligation related to our pension plans exceeded the fair value of the pension plan assets (such excess is referred to as an un-funded accumulated benefit obligation) in two of our plans. This difference is attributed to (1) an increase in the accumulated benefit obligation that resulted from the decrease in the interest rate used to discount the projected benefit obligation to its present settlement amount and (2) a decline in the market value of the plan assets at December 31, 2002. As a result, in accordance with SFAS No. 87, the Company recognized an additional minimum pension liability of $5.2 million included in benefit obligations, and recorded a charge, net of tax, to accumulated other comprehensive loss of $4.8 million which decreased stockholders' equity. The charge to stockholders' equity for the excess of additional pension liability represents a net loss not yet recognized as pension expense.

Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has assessed SFAS No. 143 and does not anticipate it to have a material impact on the Company's financial statements. The effective date for the Company is January 1, 2003.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as previously defined in that Opinion). This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company implemented this standard in 2002 and according to this standard, the Company accounted for its Cranbury facility, anticipated to be sold as assets held for sale, and its Italian operations (sold in February 2003) as discontinued operations.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of commitment of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that this interpretation will have a material effect on its financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of interim or annual periods ending after December 15, 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (an interpretation of ARB No.51)". This Interpretation addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities
(SPEs). The Company does not anticipate that this interpretation will have a material effect on its financial statements.

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

     The domestic condom market is highly concentrated with a limited number of competitors. The market is divided between premium brands and price brands, with companies competing on the basis of quality, innovation and price. The major domestic producers are the Company, with its Trojan, Naturalamb and Class Act brands, SSL International with its Durex and Avanti brands, and Ansell with its Lifestyles brand. The Company is the market leader with an approximate 69% share. The Company is currently the leading advertiser in the U.S. condom category based on dollars spent. The Company also increased its promotional programs and has regularly developed new and innovative product line extensions including the very successful introduction of Her Pleasure in 2002. In 2003 the company will launch several additional innovative products.

     The domestic market for home pregnancy test kits is divided between premium and value brands. The home pregnancy test kit industry is highly competitive and unit sales have been shifting toward value brands. The dynamics of the category will be changing with the launch of digital pregnancy kits in 2003. The major domestic producers are the Company, Pfizer, Inverness and Abbott Labs.

     The domestic depilatories and waxes market is highly concentrated with a limited number of competitors. Products compete based on their functionality, innovation and price. The major domestic manufacturers are the Company with its Nair brand, Del Labs with its Sally Hansen brand and Aussie Nads with its Nads wax product. In March 2002 Reckitt Benckiser introduced Veet into the domestic depilatory market. Veet is currently successful in the international marketplace with a predominant emphasis on wax products. The Company believes that, as a result of its dedicated advertising and promotional programs, distinct packaging and several successful line extensions, Nair is positioned to continue to be a leader in lotion and cream depilatories. The company has announced a 1st quarter 2003 launch of an upscale depilatory line called Lineance of which the consumer acceptance in pre-market testing was excellent.

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

     The Company markets home pregnancy test kits in many countries, under such brand names as First Response, Discover, Confidelle, and Answer. This category has been negatively effected in international markets by the introduction of many lower-priced and private label products, as it has in the U.S., but the Company has seen some growth for its business recently as it has rolled out the "use 3 days before a missed period" claim first used domestically.

     In the skin care category the Company markets such brands as Lineance and Barbara Gould in France, the former for anti-cellulite and general body care and the latter for facial care. In Spain, the Company markets Eurdermin hand care cream, in the mass market class of trade, where it has a number two position. Recently this line has been expanded to include body and foot care products.

     In various countries the Company also markets OTC pharmaceutical products. These include Gravol and Ovol, the leading anti-nauseant and anti-gas brands in Canada, the Pangavit range of vitamin supplements in Mexico, Sterimar, a sea-water nasal hygiene product sold primarily in France, but also in about fifty other countries, including most recently Mexico.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK
Concentration of Risk

     The Company is exposed to market risks, which include changes in interest rates as well as changes in foreign currency exchange rates as measured against the U.S. dollar. It does not currently have an established foreign exchange risk management policy, although it may implement such a policy in the future. The Company may, in the normal course of business, use derivative financial instruments, including foreign currency forward contracts, to manage its foreign exchange risk. The Company uses these instruments only for risk management purposes and does not use them for speculation or for trading.

     A group of five customers accounted for approximately 27% of consolidated net sales in 2002, including a single customer Walmart who accounted for 12%. This group accounted for 27% of domestic net sales in 2001.

     Although not included in the top five customers noted above, Kmart Corporation historically has represented approximately 2% of our consolidated net sales. Kmart's bankruptcy, followed by its announcement to close an additional 329 stores in the first half of 2003, could cause an insignificant reduction in the Company's sales to Kmart of approximately 0.3% of the Company's consolidated net sales. It is not clear whether, and to what extent, these lost sales may be made to other retailers.

Interest Rate Risk

     The Company entered into interest rate swap agreements, which are considered derivatives, to reduce the impact of changes in interest rates on its floating rate credit facility. The swap agreements are contracts to exchange floating interest payments for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. As of December 31, 2002, the Company had swap agreements in the notional amount of $50 million, swapping debt with a one month LIBOR rate for a fixed interest rate that averages 6.6%. The fair value of these swaps were recorded as a liability in the amount of $1.2 million at December 31, 2002. These instruments are designated as cash flow hedges as of December 31, 2002 and the changes in fair value have been recorded in other comprehensive income ("OCI") as there was no ineffectiveness. The amount expected to be classified from OCI to earnings over the next three months is not significant.

     The Company measures its interest rate risk, as outlined below, utilizing a sensitivity analysis. The analysis measures the potential loss in fair values, cash flows, and earnings based on a hypothetical 10% change in interest rates and currency exchange rates. The Company uses year-end market rates on its financial instruments to perform the sensitivity analysis.

     The Company's interest rate risk related to the predecessor financial statements was not material. However, the potential loss in cash flows and earnings based on a hypothetical 10% change in interest rates over a one-year period due to an immediate change in rates at December 31, 2002, would have affected earnings by approximately $0.7 million.

Foreign Currency Risk

     A portion of the Company's revenues and earnings are exposed to changes in foreign currency exchange rates. Where practical, the Company seeks to relate expected local currency revenues with local currency costs and local currency assets with local currency liabilities. In connection with the Acquisition, the Company entered into intercompany loans with certain of its subsidiaries. The Company is exposed to foreign exchange accounting remeasurement gains and losses from these intercompany loans. The Company has entered into several foreign exchange contracts to hedge the net accounting remeasurement exposure on the intercompany loans. At December 31, 2002, the Company has 15.0M EUROS hedge with an average rate of 98.42, which is approximately 43.0% of the total EURO debt position. The Company has 30.0M Mexican Pesos hedge with a rate of 10.55, which is approximately 48.5% of the PESO debt position. The Company has 2.0M Australian Dollar hedge with a rate of 0.5392, which is approximately 22.4% of the AUS$ debt position.

     The Company's foreign exchange rate risk related to the predecessor financial statements was not material. However, in connection with the Company's intercompany loans, the potential loss in cash flows and earnings based upon a hypothetical 10% change in foreign currency rates over a one-year period due to immediate change in rates at December 31, 2002, would have affected earnings by approximately $1.3 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(A) 1. FINANCIAL STATEMENTS

                                                       ARMKEL, LLC

AUDITED FINANCIAL STATEMENTS
Independent Auditors' Report...............................................................................     24
Consolidated Statements of Income and Changes in Members' Equity for the year ended December 31, 2002 and for the period from August 28, 2001 (inception)
   to December 31, 2001....................................................................................     25
Consolidated Balance Sheets as of December 31, 2002 and 2001...............................................     26
Consolidated Statement of Cash Flows for the year ended December 31, 2002 and
   for the period from August 28, 2001 (inception) to December 31, 2001....................................     27
Notes to Consolidated Financial Statements.................................................................     28


CARTER-WALLACE, INC.--CONSUMER BUSINESS EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
IN THE UNITED STATES AND CANADA AND PET PRODUCTS


AUDITED COMBINED FINANCIAL STATEMENTS
Independent Auditors' Report...............................................................................     52
Combined Statements of Revenues and Expenses for the Period from April 1, 2001 to
   September 28, 2001 and for the Year Ended March 31, 2001................................................     53
Combined Statements of Changes in Net Assets and Comprehensive Earnings for the period
   from April 1, 2001 to September 28, 2001 and for the Year Ended March 31, 2001..........................     54
Combined Statements of Cash Flows for the Period from April 1, 2001 to September 28, 2001
   and for the Year Ended March 31, 2001...................................................................     55
Notes to Combined Statements...............................................................................     56

(A) 2. FINANCIAL STATEMENTS SCHEDULE

    Included in Part IV of this report:

         Schedule II--Valuation and Qualifying Accounts....................................................     S-1

                          INDEPENDENT AUDITORS' REPORT

To the Members of Armkel, LLC
Princeton, New Jersey

     We have audited the accompanying consolidated balance sheets of Armkel, LLC (the "Company") and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income and changes in members' equity, and cash flow for the year ended December 31, 2002 and for the period from August 28, 2001 (inception) to December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 15 as of December 31, 2002 and 2001 and for the year ended December 31, 2002 and for the period from August 28, 2001 (inception) to December 31, 2001. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Armkel, LLC and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the year ended December 31, 2002 and for the period from August 28, 2001 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as of December 31, 2002 and 2001 and for the year ended December 31, 2002 and for the period from August 28, 2001 (inception) to December 31, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 10, 2003

                          ARMKEL, LLC AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                         AND CHANGES IN MEMBERS' EQUITY

                                                                                                  PERIOD FROM
                                                                                                AUGUST 28, 2001
                                                                                YEAR ENDED       (INCEPTION) TO
                                                                               DECEMBER 31,       DECEMBER 31,
                                                                                   2002               2001
                                                                               ------------     ---------------
                                                                                     (Dollars in thousands)
STATEMENTS OF INCOME:
Net Sales...............................................................        $ 383,782           $ 77,561
Cost of goods sold......................................................          172,949             50,446
                                                                                ---------           --------
Gross Profit............................................................          210,833             27,115
Marketing expenses......................................................           53,053              7,988
Selling, general and administrative expenses............................           87,634             23,315
                                                                                ---------           --------
Operating Income (Loss) from continuing operations......................           70,146             (4,188)
Interest expense........................................................          (36,599)           (11,716)
Interest income.........................................................              954                813
Other income (expense)..................................................              943               (276)
                                                                                ---------           --------
Income (Loss) before taxes from continuing operations...................           35,444            (15,367)
Income taxes (benefit)..................................................            6,942               (474)
                                                                                ---------           --------
Income (Loss) from continuing operations................................           28,502            (14,893)
Income (Loss) from discontinued operations..............................            2,712               (755)
                                                                                ---------           --------
Net Income (Loss).......................................................        $  31,214           $(15,648)
                                                                                ---------           --------

STATEMENTS OF CHANGES IN MEMBERS' EQUITY:
Balance, Beginning of Period............................................        $ 203,586           $228,500
Distributions to Members................................................               --             (8,000)
Net Income (Loss).......................................................           31,214            (15,648)
Other Comprehensive Income (Loss).......................................
     Foreign translation gain (loss)....................................              728             (1,064)
     Fair market value of interest rate swaps...........................           (1,015)              (202)
      Minimum pension liability (net of taxes of $342)..................           (4,833)                --
                                                                                ---------            -------
Total Comprehensive Income (Loss).......................................           26,094            (16,914)
                                                                                ---------            -------
BALANCE, END OF YEAR....................................................        $ 229,680           $203,586
                                                                                =========           ========

                 See Notes to Consolidated Financial Statements.

                          ARMKEL, LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,        DECEMBER, 31
                                                                                        2002                 2001
                                                                                     ------------        ------------
                                                                                         (Dollars in thousands)
                                       ASSETS
CURRENT ASSETS
Cash and cash equivalents..........................................................   $  54,780            $  55,617
Accounts receivable, less allowances of  $2,177 and $2,141.........................      75,864               76,350
Inventories........................................................................      53,427               61,787
Prepaid expenses...................................................................       5,557                3,179
Assets of discontinued operations..................................................      42,079               37,011
Assets held for sale...............................................................      14,600               37,639
                                                                                      ---------            ---------
TOTAL CURRENT ASSETS...............................................................     246,307              271,583
PROPERTY, PLANT AND EQUIPMENT (NET)................................................      72,867               76,198
TRADENAMES AND PATENTS.............................................................     261,275              265,411
GOODWILL...........................................................................     205,467              173,650
DEFERRED FINANCING COSTS...........................................................      17,380               20,492
OTHER ASSETS.......................................................................       5,218                4,401
                                                                                      ---------            ---------
TOTAL ASSETS.......................................................................   $ 808,514            $ 811,735
                                                                                      =========            =========

                       LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings..............................................................     $    55              $   356
Accounts payable and accrued expenses..............................................      85,036              117,198
Liabilities of discontinued operations.............................................      23,582               21,243
Current portion of long-term debt..................................................      28,501                3,246
Taxes payable......................................................................       1,606                2,127
                                                                                      ---------            ---------
TOTAL CURRENT LIABILITIES..........................................................     138,780              144,170
LONG-TERM DEBT.....................................................................     411,634              439,750
DEFERRED INCOME TAXES..............................................................       8,500               10,363
DEFERRED AND OTHER LONG-TERM LIABILITIES...........................................      19,920               13,866
COMMITMENTS AND CONTINGENCIES                                                                --                   --
MEMBERS' EQUITY
Net contributed capital............................................................     220,500              220,500
Retained earnings..................................................................      15,566              (15,648)
Accumulated other comprehensive loss...............................................          --                   --
    Foreign translation gain (loss)................................................        (336)              (1,064)
    Fair market value of interest rate swaps.......................................      (1,217)                (202)
    Minimum pension liability......................................................      (4,833)                  --
                                                                                      ---------            ---------
                                                                                         (6,386)              (1,266)
                                                                                      ---------            ---------
TOTAL MEMBERS' EQUITY..............................................................     229,680              203,586
                                                                                      ---------            ---------
TOTAL LIABILITIES AND MEMBERS' EQUITY..............................................    $808,514             $811,735
                                                                                      =========            =========

                 See Notes to Consolidated Financial Statements.

                          ARMKEL, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                                      PERIOD FROM
                                                                                                                    AUGUST 28, 2001
                                                                                                 YEAR ENDED         (INCEPTION) TO
                                                                                              DECEMBER 31, 2002    DECEMBER 31, 2001
                                                                                              -----------------    -----------------
                                                                                                      (Dollars in thousands)
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME (LOSS)...........................................................................       $ 31,214          $ (15,648)
Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization...........................................................         15,521              4,015
    Unrealized loss on foreign exchange transactions........................................           (898)               395
    Net (Income) Loss from discontinued operations..........................................         (2,712)               755
Change in assets and liabilities:
    Decrease in accounts receivable.........................................................            178              5,616
    Decrease in inventories.................................................................          9,516             12,353
    (Increase) Decrease in prepaid expenses and other current assets .......................         (2,411)             1,065
    Increase (Decrease) in accounts payable and other accrued expenses......................        (32,026)             8,305
    Increase in other liabilities...........................................................             68              3,745
                                                                                                  ---------          ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................................................         18,450             20,601
CASH FLOW FROM INVESTING ACTIVITIES
Additions to property, plant and equipment..................................................         (8,443)            (1,906)
Acquisition of Carter-Wallace Consumer Business, including anti-perspirant and pet care
  products business, net of cash acquired...................................................             --           (713,293)
Proceeds from sale of anti-perspirant and pet care products business........................             --            128,500
Payment for purchase price adjustments and costs related to the acquisition of the
  Carter-Wallace Consumer Business..........................................................         (8,890)                --
                                                                                                  ---------          ---------
NET CASH USED IN INVESTING ACTIVITIES.......................................................        (17,333)          (586,699)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of senior subordinated notes.........................................             --            223,477
Proceeds from syndicated bank credit facility...............................................             --            220,000
Repayment of syndicated bank credit facility................................................         (3,252)              (375)
Repayment of acquired long-term debt........................................................             --            (19,971)
Payment of deferred financing costs.........................................................             --            (21,754)
Proceeds from Members.......................................................................             --            228,500
Distributions to Members....................................................................             --             (8,000)
                                                                                                  ---------          ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.........................................         (3,252)           621,877
Effect of exchange rate changes on cash and cash equivalents................................          1,298               (162)
                                                                                                  ---------          ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................................................           (837)            55,617
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............................................         55,617                --
                                                                                                  ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................................       $ 54,780           $ 55,617
                                                                                                  =========          =========
CASH PAID DURING THE PERIOD FOR:
    Interest................................................................................       $ 32,729           $  2,395
    Income taxes............................................................................       $  3,742           $  3,720
ACQUISITION IN WHICH LIABILITIES WERE ASSUMED ARE AS FOLLOWS:
    Fair value of assets acquired...........................................................          $  --            771,899
    Cash paid for acquisition...............................................................             --           (586,920)
                                                                                                  ---------          ---------
        Liabilities assumed.................................................................      $      --           $184,979
                                                                                                  =========          =========

                 See Notes to Consolidated Financial Statements.

                          ARMKEL, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
    AND FOR THE PERIOD FROM AUGUST 28, 2001 (INCEPTION) TO DECEMBER 31, 2001


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

2.   BASIS OF PRESENTATION

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and profits have been eliminated in consolidation. Accounts of operating units outside of North America are included for periods one month prior to the period presented. The financial statement effect of the recently divested Italian operations is recognized as discontinued operations in all periods.

  Use of Estimates

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Management makes estimates regarding inventory valuation, promotional and sales returns reserves, the carrying amount of goodwill and other intangible assets, the realization of deferred tax assets, tax reserves, liabilities related to pensions and other postretirement benefit obligations and other matters that affect the reported amounts and other disclosures in the financial statements. Estimates by their nature are based on judgement and available information. Therefore, actual results could differ materially from those estimates, and it is possible such changes could occur in the near term.

  Revenue Recognition

     Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is considered to have occurred upon shipment of the finished product.

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

  Impairment of Long-lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In such situations, long-lived assets are considered impaired when estimated future cash flows (undiscounted and without interest charges) resulting from the use of the asset and its eventual disposition are less than the asset's carrying amount. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. When an impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows.

                          ARMKEL, LLC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2002
    AND FOR THE PERIOD FROM AUGUST 28, 2001 (INCEPTION) TO DECEMBER 31, 2001


  Foreign Currency Translation

     Financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52. Translation gains and losses are recorded in Other Comprehensive Income. Gains and losses on foreign currency transactions are recorded in the Consolidated Statements of Income.

   Derivatives

  All derivatives are recognized as assets or liabilities at fair value in the accompanying Consolidated Balance Sheets.

     Derivatives designated as hedges are either (1) a hedge of the fair value of a recognized asset or liability ("fair value" hedge), or (2) a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge).

- Changes in the fair value of derivatives that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings.

- Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in Other Comprehensive Loss until earnings are affected by the variability of cash flows of the hedged asset or liability. Any ineffectiveness related to these hedges are recorded directly in earnings. The amount of the ineffectiveness was not material.

- Changes in the fair value of derivatives not designated or qualifying as an accounting hedge are recorded directly to earnings.

  Comprehensive Income

     Comprehensive income consists of net income, foreign currency translation adjustments, changes in the fair value of certain derivative financial instruments designated and qualifying as cash flow hedges, and minimum pension liability adjustments, and is presented in the Consolidated Statements of Income and Changes in Members' Equity.

  Cash Equivalents

     Cash equivalents consist of highly liquid short-term investments, which mature within three months of purchase.

  Inventories

     Inventories are valued at the lower of cost or market on the first-in, first-out ("FIFO") method.

  Property, Plant and Equipment

     Property, plant and equipment and additions thereto are stated at cost less accumulated depreciation. Depreciation is provided by the straight-line method over the estimated useful lives of the respective assets which range from 3-20 years.

  Goodwill, Tradenames and Patents

     The Company accounts for Goodwill, Tradenames and Patents in accordance with SFAS No. 142. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives using the straight-line method.

  Shipping and Handling Costs

     The Company does not bill shipping and handling costs to its customers. The Company reimburses C&D for shipping and handling costs. Shipping and handling costs are included within cost of goods sold.

                          ARMKEL, LLC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2002
    AND FOR THE PERIOD FROM AUGUST 28, 2001 (INCEPTION) TO DECEMBER 31, 2001


  Selected Operating Expenses

     Research & development costs in the amount of $8.4 million for the year ended December 31, 2002 and $7.2 million for the twelve month period ended December 31, 2001,were charged to operations as incurred. Research and development costs were $1.8 million for the period from August 28 to December 31, 2001, adjusted for discontinued operations.

  Income Taxes

     As the Company is treated as a partnership for U.S. tax purposes, it is generally not subject to U.S. taxes on income. Accordingly, no provision has been made for income taxes on Domestic income. The foreign subsidiaries of the Company are subject to taxation. They recognize current and deferred income taxes under the asset and liability method; accordingly, deferred income taxes are provided to reflect the future consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Also, distributions may be made to the members in order to fund their tax liability.

  Recent Accounting Pronouncements

     In November 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on Issue 01-9 (formerly EITF issues 00-14 and 00-25), "Accounting for Consideration Given to a Customer or Reseller of the Vendor's Products." This EITF addressed the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. The EITF requires the cost of such items as coupons, slotting allowances, cooperative advertising arrangements, buydowns, and other allowances to be accounted for as a reduction of revenues, not included as a marketing expense as the Company did previously. The prior period net sales have been reclassified to conform with this pronouncement. The impact was a reduction of net sales of approximately $52.9 million in 2002, $45.4 million for the twelve months ended December 31, 2001. This consensus did not have an effect on net income. In accordance with the consensus reached, the Company adopted the required accounting beginning January 1, 2002.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has assessed SFAS No. 143 and does not anticipate it to have a material impact on the Company's financial statements. The effective date for the Company is January 1, 2003.

     In January 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as previously defined in that Opinion). This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company implemented this standard in 2002 and according to this standard, the Company accounted for its Cranbury facility, anticipated to be sold as assets held for sale, and its Italian operations (sold in February 2003) as discontinued operations.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of commitment of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing,

                          ARMKEL, LLC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2002
    AND FOR THE PERIOD FROM AUGUST 28, 2001 (INCEPTION) TO DECEMBER 31, 2001


or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has assessed SFAS 146 and does not anticipate it to have a material impact on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of interim or annual periods ending after December 15, 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (an interpretation of ARB No.51)". This Interpretation addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities
(SPEs). The Company has implemented the disclosure provisions of this Interpretation in these financial statements. The Company will be required to implement the other provisions of this Interpretation in 2003.

  Reclassification

     Prior year amounts have been reclassified in order to recognize the effect of discontinued operations and, for certain categories, to conform with the current year presentation.

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2002 and 2001. SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                            2002                            2001
                                                                            ----                            ----
                                                                 CARRYING         FAIR           CARRYING            FAIR
                                                                  AMOUNT         VALUE            AMOUNT             VALUE
                                                                ---------       --------         --------          --------
     (In thousands)
     Short-term borrowings......................................$      55       $     55         $    356          $    356
     Syndicated bank credit facility............................  216,468        216,468          219,474           219,474
     Senior subordinated notes..................................  223,668        242,121          223,522           236,250
     Interest rate swaps........................................    1,217          1,217              202               202

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

  Senior Subordinated Notes

     The fair value is determined based on quoted market prices at or near December 31, 2002.

  Interest Rate Swaps

     The fair values are the estimated amounts that the Company would receive or pay to terminate the agreements at the balance sheet date, taking into account current interest rates.

                          ARMKEL, LLC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2002
AND FOR THE PERIOD FROM AUGUST 28, 2001 (INCEPTION) TO DECEMBER 31, 2001


  Foreign Currency

     The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar and U.S. Dollar/Euro. A portion of the Company's revenues and earnings are exposed to changes in these foreign currency exchange rates. Where practical, the Company seeks to relate expected local currency revenues with local currency costs and local currency assets with local currency liabilities.

     In connection with the Acquisition, the Company entered into intercompany loans with certain of its subsidiaries. The Company is exposed to foreign exchange accounting remeasurement gains and losses from these intercompany loans. The Company has entered into several foreign exchange contracts to hedge the net accounting remeasurement exposure on the intercompany loans. At December 31, 2002, the Company has 15.0M EUROS hedge with an average rate of 98.42, which is approximately 43.0% of the total EURO debt position. The Company has 30.0M Mexican Pesos hedge with a rate of 10.55, which is approximately 48.5% of the PESO debt position. The Company has 2.0M Australian Dollar hedge with a rate of 0.5392, which is approximately 22.4% of the AUS$ debt position.

  Interest Rate Risk

     The Company entered into a syndicated bank credit facility and also issued senior subordinated notes to finance the Acquisition. The syndicated bank credit facility consists of variable rate $220 million 6 and 7 1/2-year term loans, of which $216.5 million was outstanding at December 31, 2002, and an $85 million variable rate revolving credit facility, which remained fully undrawn at December 31, 2002. On August 28, 2001, the Company issued $225 million of 9.5% senior subordinated notes due in 8 years with the interest paid semi-annually. The weighted average interest rate on the credit facility borrowings at December 31, 2002 and 2001, excluding deferred financing costs and commitment fees, was approximately 5.0% and 5.9% respectively. The Company entered into interest rate swap agreements to reduce the impact of the credit facility's variable interest rate. The swap agreements are contracts to exchange floating rate for fixed interest rate payments periodically over the life of the agreements without the exchange of the underlying notional amounts. During the year ended December 31, 2002, the Company had agreements for a notional amount of $50 million, swapping debt with a one-month LIBOR rate for a fixed rate that averages 6.6%.

4.   INVENTORIES

     Inventories are summarized as follows at December 31:

                                                                      2002             2001
                                                                      ----             ----
                                                                         (in thousands)
Raw materials and supplies........................................   $10,561        $19,218
Work in process...................................................     5,983         13,045
Finished goods....................................................    36,883         29,524
                                                                     -------        -------
                                                                     $53,427        $61,787
                                                                     =======        =======

     In the first quarter of 2002 the Company expensed the remaining $8.1 million inventory step-up adjustment recorded in the December 31, 2001 balance. The step-up adjustment was recorded due to the fair market valuation at acquisition.

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at December 31:

                                                                                                   ESTIMATED
                                                                                                     LIVES
                                                                                                   --------
                                                                          2001          2002        (YEARS)
                                                                        --------      --------     --------
                                                                            (in thousands)
Land                                                                     $ 7,067       $ 6,604        N/A
Buildings and improvements...........................................     21,620        21,155      15-20
Machinery and equipment..............................................     44,946        37,594       5-20
Office equipment and other assets....................................      3,800         7,286       3-10
Construction in progress.............................................      4,716         5,443        N/A
                                                                        --------      --------
                                                                          82,149        78,082
Less accumulated depreciation........................................      9,282         1,884
                                                                        --------      --------
Net property, plant and equipment....................................   $ 72,867      $ 76,198
                                                                        ========      ========

                          ARMKEL, LLC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2002
    AND FOR THE PERIOD FROM AUGUST 28, 2001 (INCEPTION) TO DECEMBER 31, 2001


     Depreciation of property, plant and equipment amounted to $7.4 million for the year ended December 31, 2002 and $2.0 million for the three month period ended December 31, 2001.

6.   ACQUISITIONS

     On May 7, 2001 the Company and Carter-Wallace entered into a definitive Asset Purchase Agreement which was consummated on September 28, 2001. The Company acquired the assets and liabilities that related primarily to the consumer products business of Carter-Wallace, as well as 100% of the capital stock of certain foreign subsidiaries of Carter-Wallace. The purchase price for the acquired business was approximately $739 million, which consisted of cash consideration of approximately $715.4 million, the repayment of approximately $19.9 million of indebtedness and the assumption of approximately $3.7 million of indebtedness, plus transaction fees and expenses of approximately $10.4 million. Additional purchase price was paid in 2002 related to the settlement of certain contingencies surrounding the Acquisition.

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

     The following table summarizes the fair values of the assets acquired and liabilities assumed (excluding the assets relating to the anti-perspirant and pet care products businesses) adjusted to reflect the additional purchase price and allocation adjustments in 2002:

                                                                   (in thousands)
Current assets................................................        $206,068
Property, plant and equipment.................................          94,835
Tradenames and patents........................................         266,900
Goodwill......................................................         208,994
Other long-term assets........................................           3,218
                                                                      --------
Total assets acquired.........................................         780,015
Total liabilities.............................................        (184,205)
                                                                      --------
     Net assets acquired......................................        $595,810
                                                                      ========

     $239.4 million was assigned to tradenames and $27.5 million was assigned to patents. Tradenames are not being amortized as it has been determined that they have an indefinite life. Patents are being amortized between 5-8 years.

     $173.0 million and $36.0 million of goodwill were assigned to the domestic segment and international segment, respectively. Domestic goodwill will be deductible for tax purposes by the members. International goodwill is before the reclass of discontinued operations and is not deductible for tax purposes.

  Pro forma results--unaudited

     The following reflects pro forma results for the nine months ended December 31, 2001 and the twelve months ended March 31, 2001.

                                                       FOR THE NINE
                                                       MONTHS ENDED      FOR THE TWELVE
                                                       DECEMBER 31,       MONTHS ENDED
                                                           2001          MARCH 31, 2001
                                                       ------------      --------------
                                                         PRO FORMA         PRO FORMA
Net Sales...........................................      $276.3           $ 344.5
Income from operations..............................        51.3              85.3
Net Income..........................................        20.9              39.5

     The pro forma results adjusts for additional interest expense related principally to the debt incurred to finance the Acquisition and for income taxes under the Company's LLC status. Adjustments were also made to depreciation and amortization expense related to the fair value of the assets acquired and the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets."

                          ARMKEL, LLC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2002
    AND FOR THE PERIOD FROM AUGUST 28, 2001 (INCEPTION) TO DECEMBER 31, 2001



  7.  GOODWILL AND INTANGIBLE ASSETS

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

     The following tables discloses the carrying value of all intangible assets:

                                                      DECEMBER 31, 2002                               DECEMBER 31, 2001
                                        -------------------------------------------    ---------------------------------------------
                                        Gross Carrying      Accum.                     Gross Carrying        Accum.
(In thousands)                            Amount        Amortization         Net          Amount         Amortization        Net
                                          ------        ------------         ---          ------         ------------        ---
Amortized intangible assets:
      Patents                           $     27,500     $   5,625     $     21,875    $     27,500      $   1,125       $   26,375
                                        ============     =========     ============    ============      =========       ==========

Unamortized intangible assets - Carrying value(1)
      Tradenames                        $    239,400     $      --     $    239,400    $    239,036      $      --       $  239,036
                                        ============     =========     ============    ============      =========       ==========

----------
(1) Change in unamortized tradenames is primarily due to translation adjustments.

     Intangible amortization expense amounted to $4.5 million and $1.1 million for the year ended December 31, 2002 and for the period from August 28, 2001 (inception) to December 31, 2001, respectively. The estimated intangible amortization for each of the next five years is approximately $4.5 million. The weighted average amortization period for patents is 6.4 years.

     The changes in the carrying amount of goodwill for the year ended December 31, 2002 is as follows:

(In thousands)                                                  DOMESTIC         INTERNATIONAL             TOTAL
                                                               ----------        -------------          ----------
Balance December 31, 2001...............................       $  145,237          $   28,413           $  173,650
Purchase accounting adjustments.........................           27,769               3,740               31,509
Foreign exchange/other..................................               --                 308                  308
                                                               ----------          ----------           ----------
Balance December 31, 2002...............................      $   173,006         $    32,461         $    205,467
                                                               ==========          ==========           ==========

     The purchase accounting adjustments include the revaluation of the Cranbury, New Jersey property (see Note 16), settlement of the domestic working capital and other matters with Medpointe Inc. (the successor to Carter-Wallace, Inc.) (see Note 14), required severance reserves and additional acquisition costs.

     In accordance with SFAS No. 142, the Company completed the annual impairment test of the valuation of goodwill and intangibles as of April 1, 2002 and based upon the results, there was no impairment.

8.   JOINT VENTURE AGREEMENT

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

  Governance. The joint venture agreement contains provisions regarding the Company's governance, including the following:

     - Board of Directors. The Company's board of directors consists of three directors appointed by C&D and three directors appointed by the Kelso funds. Any committee established by the Company's board of directors must have an equal number of directors appointed by the Kelso funds and by C&D. Any action by the Company's board of directors requires the affirmative vote of members holding a majority of membership interests present at a meeting at which such matter is voted upon, except that in certain matters, approval of at least one C&D director and at least one Kelso director is also required. The presence of an equal number of Kelso directors and C&D directors constitutes a quorum.

                          ARMKEL, LLC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2002
    AND FOR THE PERIOD FROM AUGUST 28, 2001 (INCEPTION) TO DECEMBER 31, 2001


     - Officers and Management. The Company's officers may be removed by its board of directors (requiring, in the case of its chief executive officer, the approval of at least one Kelso director and one C&D director) or the Company's chief executive officer (in the case of its other officers). In addition, if certain financial targets are not satisfied, Kelso has the right to remove the Company's chief executive officer. Vacancies in the Company's officer positions will be filled by its board of directors (which, in the case of the Company's chief executive officer and chief financial officer positions, require the approval of a Kelso director and a C&D director) or the Company's chief executive officer.

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

     - Call Option. The Kelso funds have granted C&D an option to purchase the Kelso funds' membership interests in the Company. The option is exercisable at any time after the third anniversary and before the fifth anniversary of the closing of the Acquisition. The purchase price for the Kelso funds' interests in the Company is equal to 50% of the Company's fair market value at the time the option exercise notice is given, as determined pursuant to a valuation method set forth in the joint venture agreement. The purchase price is subject to certain floors and caps which are indexed to the Kelso funds' rate of return on their investment in the Company.

          - Right of First Offer and Drag Along Rights. The joint venture agreement provides for a mechanism whereby the Company's members may dispose of their interests and, in certain circumstances, force a sale of the entire entity. At any time after the fifth anniversary of the closing of the Acquisition, in the case of a request by the Kelso funds, and after the seventh anniversary of the closing of the Acquisition, in the case of a request by C&D, the Kelso funds or C&D may request that the other party purchase all (but not less than all) of the requesting party's ownership interests in the Company at a price specified in the request. If the other party declines the request, the requesting party may sell all of its interests and all of the other member's interest in the Company to a third party, with the proceeds of such sale to be distributed to the members in accordance with the terms of the joint venture agreement. Under certain circumstances, if the proceeds of a proposed third party sale are insufficient to provide the Kelso funds with a return of their initial investment (less $5.0 million), C&D may elect to purchase the Kelso funds' interests at a price equal to the amount of the Kelso funds' initial investment (less $5.0 million), or pay the Kelso funds the amount of such shortfall, as described below. Under certain circumstances in which Kelso requests that C&D purchase its ownership interests, and C&D declines, then following a bona fide sales process, Kelso may require C&D to purchase the Kelso funds' ownership interests for a price equal to Kelso's investment, less $5.0 million (as such terms are defined in the joint venture agreement). This amount would not be payable until after the seventh anniversary of the Acquisition.

     - Change of Control Put Option. The joint venture agreement also provides that, upon the occurrence of a change of control of C&D (as defined in the joint venture agreement), the Kelso funds may require C&D to purchase all of the Kelso funds' ownership interests in the Company at a price equal to (i) the fair market value of the Company at the time the option exercise notice is given, minus $5.0 million, multiplied by 50%, plus (ii) $5.0 million.

     The foregoing purchase and sale rights will be subject to various adjustments and limitations not described above, including the agreement by C&D that, in the case of a forced sale to a third party, after the seventh anniversary of the Acquisition it will make up any shortfall to the Kelso funds relative to the Kelso funds' aggregate initial capital contribution, less $5.0 million.

     Covenants of C&D. Under the joint venture agreement, C&D has agreed that:

     - without the prior consent of the Kelso funds, C&D will not incur any indebtedness unless C&D's ratio of consolidated debt to adjusted EBITDA (as defined in C&D's senior credit facility) for the prior four fiscal quarters is less than 4.5:1.0, or unless C&D has provided the Kelso funds with a letter of credit or other reasonably satisfactory credit support in an amount equal to the Kelso funds' initial capital contributions, less $5.0 million;

     - it will not create or cause or permit to exist any restriction on its ability to operate the Company or on the Company's ability to engage in any line of business; and

     - if presented with an opportunity to operate or invest in any entity engaged in the business of manufacturing, marketing or selling of condoms, depilatory products or diagnostic tests, or, with respect to non-U.S. operations, cosmetics, over-the-counter drugs or toning and exfoliating products, it will first offer such opportunity to the Company.

                          ARMKEL, LLC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2002
    AND FOR THE PERIOD FROM AUGUST 28, 2001 (INCEPTION) TO DECEMBER 31, 2001

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

     Termination of the Joint Venture Agreement. The joint venture agreement will terminate upon the occurrence of any of the following:

     -    the vote of all members in favor of termination;

     -    an initial public offering of the Company's equity interests;

     - the payment of the proceeds of any sale of the Company to a third party, or upon the final liquidating distribution made in connection with a dissolution of the Company; or

     - the payment in full by either member of the purchase price for all the membership interests of the other member.

     Dissolution of the Company. The Company will be dissolved and its assets liquidated upon the occurrence of any of the following:

     -    the vote of all members in favor of dissolution;

     - the sale, exchange or disposition of substantially all of the Company's assets;

     - an insolvency event with respect to any member, if other members holding at least 50.0% of the interests vote in favor of dissolution;

     o it becoming unlawful for a member to conduct its business substantially in the manner contemplated by the joint venture agreement; or

     -    a judicially ordered dissolution.


9.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at December 31 (in thousands):

                                                                         2002          2001
                                                                         ----          ----
Accounts payable..................................................    $36,103           $25,482
Accrued severance.................................................      6,005            40,709
Accrued advertising, marketing, brokerage & sales promotion.......      9,894            11,769
Accrued payroll liabilities.......................................     10,745             8,698
Payable due to Church & Dwight....................................      4,833            11,937
Accrued acquisition costs.........................................      3,082             4,225
Accrued interest payable..........................................      8,112             8,092
Accrued audit and professional fees...............................        536               659
Other accrued expenses............................................      5,726             5,627
                                                                      -------          --------
Total accounts payable and other accrued expenses.................    $85,036          $117,198
                                                                      =======          ========

10.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

     The Company entered into a syndicated bank credit facility and also issued senior subordinated notes primarily to finance the Acquisition.

     Syndicated Bank Credit Facility

     The bank credit facility, consisting of several tranches, has a total of $220 million in variable rate six and seven and one half year term loans, all of which were used to finance the Acquisition and a six year $85 million variable rate revolving credit facility, which remained fully undrawn at December 31, 2002. The revolving credit facility is available for working capital, general corporate purposes, severance payments and acquisitions.

                          ARMKEL, LLC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2002
    AND FOR THE PERIOD FROM AUGUST 28, 2001 (INCEPTION) TO DECEMBER 31, 2001

     The tranche A-1 facility, a $50 million term loan with a predetermined repayment schedule, matures in September of 2007. The interest rate is variable with the Company having the option to select one of several variable rates including LIBOR plus a percentage to be determined based on the Company's financial performance but no greater than 3%, an alternate base rate plus a percentage to be determined based on the Company's financial performance but no greater than 2% or the greater of prime rate, a certificate of deposit rate plus 1% or Federal Funds effective rate plus 1/2 of 1%. For the period ended December 31, 2002 the Company selected a rate based on LIBOR.

     The tranche A-2 facility, a $31.5 million Canadian dollar term loan (US$20 million at acquisition), with a predetermined repayment schedule, matures in September of 2007. The interest rate is variable with the Company having the option to select among two variable rates, Canadian BA rate plus a percentage to be determined based on the Company's financial performance but no greater than 3% or a rate equal to the greater of the Bank of Canada's prime rate plus a percentage to be determined based on the Company's financial performance but no greater than 2%. During the period ended December 31, 2002 the Company selected variable rates.

     The tranche B facility, a $150 million term loan with a predetermined repayment schedule, matures in March of 2009. The interest rate is variable with the Company having the option to select one of two variable rates, LIBOR plus 3% or an alternate base rate plus 2%. For the period ended December 31, 2002 the Company selected a rate based on LIBOR.

     The $85 million revolving credit facility has a variable interest rate with the Company having the option to select one of several rates including LIBOR plus a percentage to be determined based on the Company's financial performance but no greater than 3%, an alternate base rate plus a percentage to be determined based on the Company's financial performance but no greater than 2% or the greater of prime rate, a certificate of deposit rate plus 1% or Federal Funds effective rate plus 1/2 of 1%. The Company pays an unused commitment fee of .5% based on the daily average unused portion of the revolving credit facility, subject to certain reductions based on the Company's financial performance.

     The weighted average interest rate on the overall credit facility, for the year ended December 31, 2002 and for the period from August 28 (inception) to December 31, 2001, excluding the undrawn revolving facility, was 5.0% and 5.9% respectively, exclusive of deferred financing costs and commitment fees, including hedges.

     The syndicated bank credit facility contains various non financial and financial covenants including the maintenance of certain ratios of leverage and interest coverage as well as limitations on capital expenditures, liens, sale of assets, acquisitions, voluntary prepayment of debt, transactions with affiliates and loans and investments. Violation of covenants could result in an event of default and trigger early termination of the credit facility, if not remedied within a certain period of time. In 2002, the Company executed a waiver to the syndicated bank credit facility in order to gain approval for the sale of the Italian operations.

     In addition to the predetermined repayment schedule, the term loans will be mandatorily reduced in amounts equal to 50% of excess cash flow, as defined, 100% of net cash proceeds of asset sales and dispositions of property, 100% of net cash proceeds of any issuances of debt obligations and 50% of net cash proceeds of issuances of equity. Upon completion of the sale of the Italian operations in February 2003, the Company paid 100% of the net cash proceeds of $21.6 million to reduce the term loans.

     The borrowings under the syndicated bank credit facility are secured by substantially all of the domestic assets of the Company, a pledge of stock of the Company's operating subsidiaries and a pledge of not more than 65% of the voting capital stock of the Company's foreign subsidiaries.

     Senior Subordinated Notes

     On August 28, 2001, the Company issued $225 million of 9.5% senior subordinated notes due in 2009 ("Notes") with interest paid semi-annually. The Notes were issued at a discount and the Company received proceeds of $223.5 million, all of which were used to finance the Acquisition. The Notes are subordinate to all amounts outstanding under the credit facility. The effective yield on the Notes is approximately 9.62%. The terms of the Notes provide for an optional prepayment of principal at a premium. The original issue discount is being amortized using the effective interest method. The Notes are guaranteed by all of the Company's domestic subsidiaries. The Notes contain various financial and non-financial covenants similar to the credit facility.

                          ARMKEL, LLC AND SUBSIDIARIES

                    FOR THE YEAR ENDED DECEMBER 31, 2002
    AND FOR THE PERIOD FROM AUGUST 28, 2001 (INCEPTION) TO DECEMBER 31, 2001

     Long-term debt and current portion of long-term debt consist of the following (in thousands):

                                                                                                               2002           2001
                                                                                                               ----           ----
           Syndicated Financing Loan Due September 30, 2007...........................................       $ 48,750       $50,000
           Syndicated Financing Loan Due September 30, 2007...........................................         19,593        19,849
           Syndicated Financing Loan Due March 30, 2009...............................................        148,125       149,625
           Senior Subordinated Note (9 1/2%) Due August 28, 2009.........................................
                Interest Paid semi-annually 2/15 and 8/15.............................................        225,000       225,000
           Various short term borrowings at foreign subsidiaries......................................             55           356
                                                                                                             --------      --------
                Total Debt............................................................................        441,523       444,830
                Less: discount on Senior Subordinated Note............................................          1,333         1,478
                Less: current maturities (including short term borrowings)............................         28,556         3,602
                                                                                                             --------      --------
                Net long-term debt....................................................................       $411,634      $439,750
                                                                                                             ========      ========

     The principal payments required to be made are as follows (in thousands):

           2003.......................................................................................      $  28,556(1)
           2004.......................................................................................          9,307
           2005.......................................................................................         11,108
           2006.......................................................................................         14,712
           2007.......................................................................................         37,401
           2008.......................................................................................         78,738
           2009.......................................................................................        261,701
                                                                                                            ---------
                Total Debt............................................................................      $ 441,523
                                                                                                            =========

     (1) In the first quarter of 2003 net proceeds from the sale of the Italian operations of $21.6 million are required to pay down the syndicated credit facility, along with $6.9 million of predetermined repayments.

     The Company entered into interest rate swap agreements, which are considered derivatives, to reduce the impact of changes in interest rates on its floating rate credit facility. The swap agreements are contracts to exchange floating interest payments for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. As of December 31, 2002, the Company had swap agreements in the notional amount of $50 million, swapping debt with a one month LIBOR rate for a fixed interest rate that averages 6.6%. The fair value of these swaps were recorded as a liability in the amount of $1.2 million at December 31, 2002. These instruments are designated as cash flow hedges as of December 31, 2002 and the changes in fair value have been recorded in other comprehensive income ("OCI") as there was no ineffectiveness. The amount expected to be classified from OCI to earnings over the next three months is not significant.

11.  INCOME TAXES

     Federal income taxes on the income of the Company are payable directly by the members pursuant to the Internal Revenue Code. Accordingly, no provision for federal or state income tax has been included in the Company's financial statements. The difference between federal tax and book basis of the Company's domestic assets and liabilities is a net tax deductible difference of $44.6 million at December 31, 2002 (consisting of tax deductible differences of $51.5 million and taxable temporary differences of $6.9 million). Earnings of the foreign operations are taxable under local country statutes.

     The components of income (loss) before taxes are as follows:

                                                                           PERIOD FROM
                                                         YEAR ENDED        AUGUST 28 TO
                                                        DECEMBER 31,       DECEMBER 31,
                                                            2002               2001
                                                            ----               ----
                                                                 (in thousands)
           Domestic...................................    $ 22,859           $ (14,426)
           Foreign....................................      12,585                (941)
                                                          --------           ---------
           Total......................................    $ 35,444           $ (15,367)
                                                          ========           =========

                          ARMKEL, LLC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2002
    AND FOR THE PERIOD FROM AUGUST 28, 2001 (INCEPTION) TO DECEMBER 31, 2001


     The following table summarizes the provision for U.S. federal, state and foreign income taxes:


                                                                           YEAR ENDED       PERIOD FROM
                                                                          DECEMBER 31,      AUGUST 28 TO
                                                                              2002        DECEMBER 31, 2001
                                                                          ------------    -----------------
                                                                                  (in thousands)
           Current:
                U.S. federal...........................................      $  --           $   --
                State..................................................         --               --
                Foreign................................................        7,928            1,151
                                                                             -------         --------
                                                                             $ 7,928         $  1,151
                                                                             =======         ========

           Deferred:
                U.S. federal...........................................       $ --             $ --
                State..................................................         --               --
                Foreign................................................         (986)          (1,625)
                                                                             -------         --------
                                                                                (986)          (1,625)
                                                                             -------         --------
           Total provision (benefit)...................................     $  6,942          $  (474)
                                                                             =======         ========

     Deferred tax liabilities/(assets) of the foreign subsidiaries consist of the following at December 31:

                                                                                                 2002            2001
                                                                                                 ----            ----
                                                                                                    (in thousands)
Deferred tax assets:
     Personnel benefits................................................................        $(3,772)        $ (1,209)
     Other.............................................................................           (498)             (53)
                                                                                               -------         --------
     Total deferred tax assets.........................................................         (4,270)          (1,262)
                                                                                               -------         --------
Deferred tax liabilities:
     Inventory related.................................................................          1,873            1,203
     Depreciation and amortization.....................................................          1,700            1,611
     Fair market value adjustment to intangible assets.................................          5,748            5,225
     Fair market value adjustment to property, plant and equipment.....................          2,302            2,148
     Other.............................................................................           (173)             176
                                                                                               -------         --------
     Total deferred tax liabilities....................................................         11,450           10,363
                                                                                               -------         --------
Net deferred tax liability.............................................................        $ 7,180          $ 9,101
                                                                                               =======         ========

     The difference between tax expense and the "expected" tax which would result from the use of the federal statutory rate is as follows:

                                                                                                              PERIOD FROM
                                                                                      YEAR ENDED             AUGUST 28 TO
                                                                                  DECEMBER 31, 2002        DECEMBER 31, 2001
                                                                                  -----------------        -----------------
                                                                                               (in thousands)
Income taxes computed at statutory U.S. federal income tax rate..................       $ 12,405                   $ (5,520)
Partnership status for U.S. Federal income tax purposes..........................         (8,001)                     5,049
Foreign tax adjustments..........................................................          1,343                       (498)
Unrecognized foreign exchange loss...............................................          1,444                        232
Other............................................................................           (249)                       263
                                                                                        --------                   --------
Income taxes as recorded (benefits)..............................................       $  6,942                     $ (474)
                                                                                        ========                   ========

12.  PENSION AND NONPENSION POSTRETIREMENT BENEFITS

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

     Obligations for retirement-related plans exist in each of the Company's foreign subsidiaries. Both Canada and the United Kingdom have defined benefit pension plans. The plans are accounted for in accordance with SFAS No. 87, "Accounting for

                          ARMKEL, LLC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2002
    AND FOR THE PERIOD FROM AUGUST 28, 2001 (INCEPTION) TO DECEMBER 31, 2001


Pensions." The retirement-related plans that also exist in other foreign subsidiaries which, in totality, are not material to these combined statements.

     Postretirement benefit obligations related to the Company's United States bargaining unit employees and employees in Canada are included in the accompanying combined statements in accordance with SFAS No. 106, "Employers' Obligations for Postretirement Benefits Other Than Pensions."

                                                                                                     NONPENSION         NONPENSION
                                                                                                   POSTRETIREMENT     POSTRETIREMENT
                                                              PENSION PLANS      PENSION PLANS      BENEFIT PLANS     BENEFIT PLANS
                                                                   2002             2001(1)             2002              2001(1)
                                                              -------------      -------------     --------------     --------------
                                                                                       (in thousands)
Change in Benefit Obligation:
     Benefit obligation at beginning of period.............      $  71,665         $  71,109            $ 1,680          $  1,608
     Adjustment to prior year benefit plan obligation......             63                --                (58)               --
     Service costs.........................................          1,704               539                 43                21
     Interest cost.........................................          4,555             1,144                108                28
     Other Participant's contributions.....................            418               156                 --                --
     Actuarial (gain) loss.................................            915               282                 39                57
     Benefits paid.........................................         (7,371)           (1,007)               (90)              (23)
     Effect of exchange rate changes.......................          2,192              (558)                13               (11)
                                                                 ---------         ---------           --------          --------
Benefit obligation at end of period........................      $  74,141         $  71,665           $  1,735          $  1,680
                                                                 =========         =========           ========          ========
Change in Plan Assets:
     Fair value of plan assets at beginning of period......      $  61,616         $  60,938                 --          $     --
     Actual return on plan assets (net of expenses)........         (4,037)            1,711                 --                --
     Employer contributions................................          2,453               291                 81                23
     Participants' contributions...........................            418               156                  9                --
     Benefits paid.........................................         (7,371)           (1,007)               (90)              (23)
     Effect of exchange rate changes.......................          1,683              (474)                --                --
                                                                 ---------         ---------           --------          --------
Fair value of plan assets at end of period.................      $  54,762         $  61,615                 --          $     --
                                                                 =========         =========           ========          ========
Reconciliation of the Funded Status:
     Funded status.........................................        (19,379)        $ (10,050)            (1,735)         $ (1,680)
      Unrecognized transition obligation...................             --                --                 --                --
      Unrecognized prior service cost (benefit)............             --               (33)                --                --
      Unrecognized actuarial gain..........................          9,516                --                 26                --
      Effect of exchange rate changes......................            114                --                 --                --
                                                                 ---------         ---------           --------          --------
      Net amount recognized at end of period...............      $  (9,749)        $ (10,083)          $ (1,709)         $ (1,680)
                                                                 =========         =========           ========          ========
Amounts recognized in the statement of financial position
   consist of:
     Prepaid benefit cost..................................             --         $   3,199                 --             $  --
     Accrued benefit liability.............................        (14,924)          (13,282)           (1,709)            (1,680)
      Accumulated loss in comprehensive income.............          5,175                --                 --                --
                                                                 ---------         ---------           --------          --------
Net amount recognized at end of period.....................      $ ( 9,749)        $ (10,083)          $ (1,709)         $ (1,680)
                                                                 =========         =========           ========          ========
Weighted-average assumptions as of December 31:
   Discount rate...........................................           6.47%             6.60%              6.75%             6.54%
   Rate of compensation increase...........................           4.33%             4.29%                --                --
   Expected return on plan assets..........................           7.76%             7.80%                --                --

(1)  Prior year amounts are reclassified for conformity to 2002 presentation.

                          ARMKEL, LLC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2002
    AND FOR THE PERIOD FROM AUGUST 28, 2001 (INCEPTION) TO DECEMBER 31, 2001

     Net Pension and Net Postretirement Benefit Costs consisted of the following components:

                                                                                               POSTRETIREMENT      POSTRETIREMENT
                                                        PENSION COSTS      PENSION COSTS           COSTS                COSTS
                                                             2002             2001(1)               2002               2001(1)
                                                             ----             -------               ----               -------
                                                                                    (in thousands)

Components of Net Periodic Benefit Cost:
Service cost.........................................          $ 1,704           $  539             $   43               $  21
Interest cost........................................            4,555            1,144                108                  28
Expected return on plan assets.......................           (1,823)            (497)                --                  --
Other................................................               --              (30)                --                 (37)
Net deferrals........................................           (2,840)            (775)                --                  --
Recognized actuarial loss............................               --               53                 --                  --
                                                               -------           ------             ------               -----
Net periodic benefit cost (income)...................          $ 1,596           $  434             $  151               $  12
                                                               =======           ======             ======               =====

(1)  Prior year amounts are reclassified  for conformity to 2002 presentation

     On December 31, 2002 the accumulated benefit obligation related to the pension plans exceeded the fair value of the pension plan assets (such excess is referred to as an un-funded accumulated benefit obligation). This difference is attributed to (1) an increase in the accumulated benefit obligation that resulted from the decrease in the interest rate used to discount the projected benefit obligation to its present settlement amount from 7.25% to 6.75% in two of the Company's plans and (2) a decline in the market value of the plan assets at December 31, 2002. As a result, in accordance with SFAS No. 87, the Company recognized an additional minimum pension liability of $5.2 million included in benefit obligations, and recorded a charge, net of tax, to accumulated other comprehensive loss of $4.8 million which decreased stockholders' equity. The charge to stockholders' equity for the excess of additional pension liability represents a net loss not yet recognized as pension expense.

     The pension plan assets primarily consist of equity mutual funds, fixed income funds and a guaranteed investment contract fund.

                                                                         2002         2001
                                                                         ----         ----
                                                                          (in thousands)
Effect of 1% increase in health-care cost trend rates on:
     Postretirement benefit obligation.................................  $164         $139
     Total of service cost and interest cost component.................    18            6
Effect of 1% decrease in health-care cost trend rates on:..............
     Postretirement benefit obligation.................................   139         (124)
     Total of service cost and interest cost component.................    15            5

     The Company also maintains a defined contribution profit-sharing plan for domestic salaried and certain hourly employees. Contributions to the profit-sharing plan charged to earnings were approximately $1.8 million for the year ended December 31, 2002 and $0.6 million for the period from September 29, 2001 to December 31, 2001.

     The Company also has an employee savings plan. The Company matches 50% of each employee's contribution up to a maximum of 6% of the employee's earnings. The Company's matching contributions to the savings plan were approximately $0.4 million for the year ended December 31, 2002 and $0.1 million for the period from September 29, 2001 to December 31, 2001.

13.   RELATED PARTY TRANSACTIONS

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

                          ARMKEL, LLC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2002
    AND FOR THE PERIOD FROM AUGUST 28, 2001 (INCEPTION) TO DECEMBER 31, 2001

     The term of the management services agreement is five years, with automatic one-year renewals unless the Company provides six months' notice that it does not want to renew the agreement.

     For the year ended December 31, 2002, the Company was invoiced by C&D $22.5 million for administrative, manufacturing and management oversight services provided by C&D and $1.4 million of toothpaste products. The Company sold $7.1 million of deodorant anti-perspirant inventory to C&D at its cost. The Company also invoiced C&D $1.7 million of transition administrative services.

     At December 31, 2002 the Company had a net payable of approximately $4.8 million primarily related to administrative services partially offset by amounts owed by C&D for inventory from international subsidiaries.

      Arrangements with Kelso

     Kelso has agreed to provide the Company with financial advisory services for which the Company pays an annual fee of $1.0 million. The Company has agreed to indemnify Kelso against certain liabilities and reimburse expenses in connection with its engagement. For the year ended December 31, 2002, the Company paid Kelso $1.0 million for 2002 financial advisory fees plus prepaid the 2003 financial advisory services fee of $1.0 million at a discounted value. For the period ended December 31, 2001, the Company paid Kelso $250 thousand for financial advisory fees.

14.  COMMITMENTS AND CONTINGENCIES

     Commitments

     Rent expense amounted to $3.2 million for the year ended December 31, 2002 and $1.5 million for the period of September 29, 2001 to December 31, 2001. The Company is obligated for minimum annual rentals under non-cancelable long-term operating leases as follows:

                                                                 (in thousands)
2003.............................................................     $ 3,580
2004.............................................................       3,413
2005.............................................................       2,938
2006.............................................................       2,777
2007 and thereafter..............................................       4,671
                                                                  -----------
Total future minimum lease commitments...........................     $17,379
                                                                  ===========


     The Company also has capital lease obligations at certain of its foreign subsidiaries. The commitments on these obligations are immaterial.

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

     In September 2002, the Company reached a settlement with MedPointe regarding liability for retiree medical costs. Pursuant to the Asset Purchase Agreement, the Company had agreed to assume liability for 60% of the future retiree medical costs incurred with respect to certain specifically identified employees of the consumer products business that terminated employment with Carter-Wallace during the period from May 7, 2001, through and including September 28, 2001, the date the Acquisition was consummated. MedPointe asserted that all of the specifically identified employees of the consumer products business were terminated by Carter-Wallace on the date of closing, and that the Company was therefore liable for 60% of the future retiree medical costs with respect to all of those former employees. MedPointe estimated the Company's share of the liability for the specifically identified employees was approximately $6 million to $10 million (depending upon final actuarial valuation), based on current plan design, which is subject to change at any time by such entity. The Company disputed MedPointe's position. Under the terms of the settlement, the Company paid MedPointe $1.5 million to settle the issue and adjusted the purchase price allocation accordingly.

                          ARMKEL, LLC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2002
    AND FOR THE PERIOD FROM AUGUST 28, 2001 (INCEPTION) TO DECEMBER 31, 2001

     In September 2002, the Company adjusted the purchase price allocation for a $3.4 million settlement with MedPointe for domestic working capital as of the date of the acquisition and for a $1.1 million settlement with MedPointe for amounts allocable to the retirement program for former Carter-Wallace executives, of which $0.8 million was recognized at December 31, 2001.

     On January 17, 2002, a petition for appraisal, Cede & Co., Inc. and GAMCO Investors, Inc. v. MedPointe Healthcare Inc., Civil Action No. 19354, was filed in the Court of Chancery of the State of Delaware demanding a determination of the fair value of shares of MedPointe. The action was brought by purported former shareholders of Carter-Wallace in connection with the merger on September 28, 2001 of MCC Acquisition Sub Corporation with and into Carter-Wallace. The merged entity subsequently changed its name to MedPointe. The petitioners seek an appraisal of the fair value of their shares in accordance with Section 262 of the Delaware General Corporation Law. The matter was heard on March 10 and 11, 2003, at which time the petitioners purportedly held approximately 2.3 million shares of MedPointe. No decision has yet been rendered by the court.

     MedPointe and certain former Carter-Wallace shareholders are party to an indemnification agreement pursuant to which such shareholders will be required to indemnify MedPointe from a portion of the damages, if any, suffered by MedPointe in relation to the exercise of appraisal rights by other former Carter-Wallace shareholders in the merger. Pursuant to the agreement, the shareholders have agreed to indemnify MedPointe for 40% of any Appraisal Damages (defined as the recovery greater than the per share merger price times the number of shares in the appraisal class) suffered by Medpointe in relation to the merger; provided that if the total amount of Appraisal Damages exceeds $33.3 million, then the indemnifying stockholders will indemnify MedPointe for 100% of any damages suffered in excess of that amount. The Company, in turn, is party to an agreement with MedPointe pursuant to which it has agreed to indemnify MedPointe and certain related parties against 60% of any Appraisal Damages for which MedPointe remains liable. The maximum liability to the Company pursuant to the indemnification agreement and prior to any indemnification from C&D, as described in the following sentence is $12 million. C&D is party to an agreement with the Company pursuant to which it has agreed to indemnify the Company for 17.4% of any Appraisal Damages, or up to a maximum of $2.1 million for which the Company becomes liable.

     The Company, MedPointe and the indemnifying shareholders believe that the consideration offered in the merger was fair to the former Carter-Wallace shareholders and have vigorously defended the petitioner's claim. However, the Company cannot predict the outcome of the proceedings.

     On August 26, 2002, the Company filed suit against Pfizer in the District Court of New Jersey to redress infringement of two (2) of the Company's patents directed to pregnancy diagnostic devices. The suit claims that Pfizer's "ept" product infringes these patents. The Company is seeking a reasonable royalty and associated damages as compensation for Pfizer's infringement. The Court has ordered a Settlement Conference for April 11, 2003, and has set dates throughout 2003 for various stages of discovery.

     In 2002, a purported class action suit, Sandra J. Wagner v. Church & Dwight Co., Inc., et al, was filed against the Company and C&D in the Superior Court of New Jersey. The lawsuit alleged that the Company's ovulation test kits ("OTK") are being marketed in a misleading manner because they do not advise women with certain ovarian conditions that test results may be inaccurate. The plaintiffs seek monetary damages as well as injunctive relief against the OTK's - marketing materials. The products in question have been cleared for marketing as medical devices under applicable FDA regulations. The Company is vigorously defending the action but cannot predict the outcome of the proceedings. If the Company is not successful in defending against a claim, the Company could be liable for substantial damages or may be prevented from offering some of the Company's products. These events could harm the Company's financial condition and results of operations.

     The Company's distribution of condoms under the Trojan and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of Armkel's condoms and similar condoms sold by Armkel's major competitors, contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient's potential to cause irritation to human membranes. The Company expects the FDA to issue non-binding draft guidance concerning the labeling of condoms with N-9, although the timing of such draft guidance is uncertain. The Company believes that condoms with N-9 provide an acceptable added means of contraceptive protection and is cooperating with the FDA concerning the appropriate labeling revisions, if any. However, the Company cannot predict the outcome of the FDA review. If the FDA or state governments promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the financial condition and operating results of the Company could suffer.

     Related to this issue, on February 28, 2003 a purported class action suit, Lissette Velez v. Church & Dwight Co., Inc., et als including Armkel, LLC, was filed against the Company and C&D, and two other condom manufacturers, in the Superior Court of New Jersey. The

                          ARMKEL, LLC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2002
    AND FOR THE PERIOD FROM AUGUST 28, 2001 (INCEPTION) TO DECEMBER 31, 2001

lawsuit alleges that condoms lubricated with N-9 are being marketed in a misleading manner because the makers of such condoms claim they aid in the prevention of sexually transmitted diseases whereas, according to the plaintiffs, public health organizations have found that N-9 usage can under some circumstances increase the risk of transmission of disease. Condoms with N-9 have been marketed for many years as a cleared medical device under applicable FDA regulations, however, the Company cannot predict the outcome of this litigation.

     The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position or results of operation.

15.  REORGANIZATION RESERVE

     As of the date of the Acquisition, the Company started to implement a plan to reorganize the operation of the acquired consumer business. The main components of the plan include rationalizing facilities for which the Company has incurred lease termination costs, environmental remediation costs and work force rationalization costs. The plan was finalized in 2002 and the Company expects to complete the plan within one year from this date except for certain long-term contractual obligations related to benefits for certain former executives of Carter-Wallace, Inc.

     The Company established an accrual for severance to reflect the purchase of various services from C&D in lieu of obtaining such services through continued employment of certain personnel at the Predecessor company. The accrued severance is for identified employees from various areas including executives, administrative support and corporate functions (finance, human resources, legal, MIS, R&D, logistics, marketing, sales and purchasing).

     The following table summarizes the activity in the Company's reorganization accruals:

                                                                      Reserves at          Payments and          Reserves at
(In thousands)                                                     December 31, 2001        Adjustments       December 31, 2002
                                                                   -----------------       ------------       -----------------
Severance and other charges........................................   $   40,709            $ (34,704)             $  6,005
Environmental remediation costs....................................          250                1,578                 1,828
Lease termination costs............................................        1,753               (1,643)                  110
                                                                      ----------            ----------             --------
                                                                      $   42,712            $ (34,769)             $  7,943
                                                                      ==========            ==========             ========

16.  ASSETS HELD FOR SALE

     In July 2002, the Company met the criteria to classify its Cranbury, New Jersey facility as assets held for sale. At December 31, 2001, the net book value of the Cranbury property and facilities was $43 million based on regional market prices for such property when used for a similar purpose, as determined by an independent appraisal at the time of acquisition. During the third quarter of 2002, however, independent real estate consultants advised the Company that the property would likely have to be sold to land developers who would use it for purposes other than manufacturing, for which the fair value is significantly less. Accordingly, the Company adjusted the purchase price allocation recorded for the property to the fair value for developmental property ($20 million). Upon further review, the Company decided to retain the research and development building of the facility for continued use. The fair value of the research building is $5.4 million which has been reclassified to property, plant and equipment in the December 31, 2002 balance sheet. The remaining balance of $14.6 million is classified as assets held for sale. Prior year financial information has been reclassified to conform with the current period classification.

                          ARMKEL, LLC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2002
    AND FOR THE PERIOD FROM AUGUST 28, 2001 (INCEPTION) TO DECEMBER 31, 2001

17.  DISCONTINUED OPERATIONS

     The table below reflects the assets and liabilities of the Italian subsidiaries, which were sold in February 2003 for $22.6 million, and which are accounted for as discontinued operations as of December 31, 2002 and 2001, and the results of operations for the year ended December 31, 2002 and for the period from August 28, 2001 (inception) to December 31, 2001.

(in thousands)
                                                                                               PERIOD FROM
                                                                              YEAR ENDED       AUGUST 28 TO
                                                                              DECEMBER 31,     DECEMBER 31,
                                                                                  2002             2001
                                                                              ------------     ------------
                Net Sales (1)                                                 $ 40,826         $  8,473

                Income (Loss) from Discontinued Operations (2)                 $ 2,712         $   (755)

                Assets
                  Current assets.........................................     $ 33,464         $ 28,702
                  Property, plant & equipment............................        6,506            6,043
                  Other assets ..........................................        2,109            2,266
                                                                              --------         --------
                Total Assets.............................................     $ 42,079         $ 37,011
                                                                              ========         ========

                Liabilities..............................................
                  Current liabilities....................................     $ 18,492         $ 17,243
                  Other Liabilities .....................................        5,090            4,000
                                                                              --------         --------
                Total Liabilities........................................     $ 23,582         $ 21,243
                                                                              ========         ========

(1) Presented for informational purposes only. All results of operations are reported net in the Statements of Income.
(2) Income(loss) from discontinued operations is reported net of taxes of $1.5 million in 2002 and net of a tax benefit of $0.2 million for the period from August 28, 2001 to December 31, 2001.


18.  LONG-TERM INCENTIVE PLAN

     The Company has a long-term equity appreciation rights plan (the "EAR") for its senior management executives. Approximately 800 thousand awards are authorized under the EAR. At December 31, 2002, approximately 727 thousand awards were issued. Each award constitutes a right to receive in cash, or other settlement such as C&D stock, a portion of the appreciation in the value of the Company established as of Acquisition up until a sale of Kelso's interest in the Company or a sale to a third party of substantially all of the Company's assets. The awards are realizable only upon such a liquidation event, as defined, and further vest during the two year period after such an event.

19.  SEGMENTS AND SUPPLEMENTAL INFORMATION

     Segment Information

     The Company has two operating segments: Domestic Consumer Products Division and International Consumer Products Division.

     Measurement of Segment Results and Assets

     The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies.

                          ARMKEL, LLC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2002
    AND FOR THE PERIOD FROM AUGUST 28, 2001 (INCEPTION) TO DECEMBER 31, 2001

SUPPLEMENTAL FINANCIAL INFORMATION OF DOMESTIC AND INTERNATIONAL OPERATIONS

     The senior subordinated notes registered by the Company are fully and unconditionally guaranteed by the domestic subsidiaries of the Company on a joint and several basis. The following information is being presented to comply with SEC Regulation SX, Item 3-10 and to provide required segment disclosures.

     Supplemental information for condensed consolidated balance sheets at December 31, 2002 and 2001, condensed consolidated statements of income and consolidated cash flows for the year ended December 31, 2002 and for the period from August 28, 2001 (inception) to December 31, 2001 is summarized as follows (amounts in thousands):

STATEMENTS OF INCOME

                                                                          FOR THE YEAR ENDED DECEMBER 31, 2002
                                                                          ------------------------------------

                                                                                                                            TOTAL
                                                              DOMESTIC         INTERNATIONAL         ELIMINATIONS       CONSOLIDATED
                                                              --------         -------------         ------------       ------------
Net sales...............................................      $ 219,167          $ 174,631             $ (10,016)         $ 383,782
Cost of goods sold......................................         95,172             87,793               (10,016)           172,949
                                                              ---------          ---------             ---------          ---------
Gross profit............................................        123,995             86,838                    --            210,833
Marketing expenses......................................         27,110             25,943                    --             53,053
Selling, general and administrative expenses............         50,152             37,482                    --             87,634
                                                              ---------          ---------             ---------          ---------
Operating income from continuing operations.............         46,733             23,413                    --             70,146
Interest expense........................................        (35,329)            (5,714)                4,444            (36,599)
Interest income.........................................          4,689                709                (4,444)               954
Other income (expense)..................................          6,766             (5,823)                   --                943
                                                              ---------          ---------             ---------          ---------
Income before taxes from continuing operations..........         22,859             12,585                    --             35,444
Income taxes ...........................................             --              6,942                    --              6,942
                                                              ---------          ---------             ---------          ---------
Income from continuing operations.......................         22,859              5,643                    --             28,502
Income from discontinued operations.....................             --              2,712                    --              2,712
                                                              ---------          ---------             ---------          ---------
 Net Income.............................................      $  22,859          $   8,355             $      --          $  31,214
                                                              =========          =========             =========          =========

                                                                          FOR THE PERIOD FROM AUGUST 28, 2001 (INCEPTION)
                                                                                         TO DECEMBER 31, 2001
                                                                                         --------------------

                                                                                                                          TOTAL
                                                              DOMESTIC         INTERNATIONAL       ELIMINATIONS        CONSOLIDATED
                                                              --------         -------------       ------------        ------------
Net sales...............................................      $  40,459          $  39,755            $ (2,653)          $ 77,561
Cost of goods sold......................................         28,453             24,646              (2,653)            50,446
                                                              ---------          ---------            --------           --------
Gross profit............................................         12,006             15,109                  --             27,115
Marketing expenses......................................          5,361              2,627                  --              7,988
Selling, general and administrative expenses............         10,743             12,572                                 23,315
                                                              ---------          ---------            --------           --------
Loss from continuing operations.........................         (4,098)               (90)                 --             (4,188)
Interest expense........................................        (11,181)            (1,253)                718            (11,716)
Interest income.........................................          1,393                138                (718)               813
Other income (expense)..................................           (540)               264                  --               (276)
                                                              ---------          ---------            --------           --------
Loss before taxes from continuing operations............        (14,426)              (941)                 --            (15,367)
Income tax benefit......................................             --               (474)                 --               (474)
                                                              ---------          ---------            --------           --------
Loss from continuing operations.........................        (14,426)              (467)                 --            (14,893)
Loss from discontinued operations.......................             --               (755)                 --               (755)
                                                              ---------          ---------            --------           --------
 Net Loss...............................................      $ (14,426)         $  (1,222)           $     --           $(15,648)
                                                              =========          =========            ========           ========

                          ARMKEL, LLC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2002
    AND FOR THE PERIOD FROM AUGUST 28, 2001 (INCEPTION) TO DECEMBER 31, 2001


                                                                                        DECEMBER 31, 2002
                                                                                        -----------------
CONSOLIDATED BALANCE SHEET
                                                                                                                           TOTAL
                                                               DOMESTIC       INTERNATIONAL      ELIMINATIONS          CONSOLIDATED
                                                              ---------       -------------      ------------          ------------
Cash and cash equivalents.............................        $  35,093          $  19,687         $       --          $  54,780
Accounts receivable, less allowances..................           21,885             53,979                 --             75,864
Inventories...........................................           22,948             30,479                 --             53,427
Prepaid expenses......................................            1,428              4,129                 --              5,557
Net assets of discontinued operations.................               --             42,079                 --             42,079
Net assets held for sale..............................           14,600                --                  --             14,600
                                                              ---------          ---------         ----------          ---------
     Total current assets.............................           95,954            150,353                               246,307

Property, plant and equivalent, net...................           48,646             24,221                 --             72,867
Notes receivable......................................           58,591                 --            (58,591)                --
Investment in subsidiaries............................           63,557                 --            (63,557)                --
Tradenames and patents................................          223,075             38,200                 --            261,275
Goodwill..............................................          173,006             32,461                 --            205,467
Deferred financing costs..............................           17,380                 --                 --             17,380
Other assets..........................................            2,665              2,553                 --              5,218
                                                              ---------          ---------         ----------          ---------
     Total assets.....................................        $ 682,874          $ 247,788         $ (122,148)         $ 808,514
                                                              =========          =========         ==========          =========

Short-term borrowings.................................        $      --          $      55         $       --          $      55
Accounts payable and accrued expenses.................           41,129             43,907                 --             85,036
Net liabilities of discontinued operations............               --             23,582                 --             23,582
Current portion of long-term debt.....................            9,541             18,960                 --             28,501
Taxes payable.........................................              --               1,606                 --              1,606
                                                              ---------          ---------         ----------          ---------
     Total current liabilities........................           50,670             88,110                 --            138,780
Long-term debt........................................          397,838             13,796                 --            411,634
Deferred income taxes.................................               --              8,500                 --              8,500
Notes payable.........................................               --             69,138            (69,138)                --
Deferred and other long-term liabilities..............           10,705              9,215                 --             19,920
                                                              ---------          ---------         ----------          ---------
     Total liabilities................................          459,213            188,759            (69,138)           578,834
Net contributed capital...............................          220,500             52,061            (52,061)           220,500
Retained earnings.....................................            8,434              7,132                 --             15,566
Other comprehensive income:
     Foreign translation gain.........................              137                476               (949)              (336)
     Fair market value of interest rate swaps.........           (1,217)                --                 --             (1,217)
     Minimum pension liability, net of tax............           (4,193)              (640)                --             (4,833)
                                                              ---------          ---------         ----------          ---------
     Total Other Comprehensive Income.................           (5,273)              (164)              (949)            (6,386)
                                                              ---------          ---------         ----------          ---------
     Total Members' Equity............................          223,661             59,029            (53,010)           229,680
                                                              ---------          ---------         ----------          ---------
     Total Liabilities and Member's Equity............        $ 682,874          $ 247,788         $ (122,148)         $ 808,514
                                                              =========          =========         ==========          =========

                          ARMKEL, LLC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2002
    AND FOR THE PERIOD FROM AUGUST 28, 2001 (INCEPTION) TO DECEMBER 31, 2001


                                                                                       DECEMBER 31, 2001
                                                                                       -----------------
CONSOLIDATED BALANCE SHEET
                                                                                                                          TOTAL
                                                              DOMESTIC       INTERNATIONAL      ELIMINATIONS          CONSOLIDATED
                                                             ---------       -------------      ------------          ------------
Cash and cash equivalents...............................     $ 40,444            $15,173          $     --             $ 55,617
Accounts receivable, less allowance.....................       30,200             50,372            (4,222)              76,350
Inventories.............................................       36,137             25,650                --               61,787
Prepaid expenses........................................          648              2,531                --                3,179
 Net assets of discontinued operations..................           --             37,011                --               37,011
 Net assets held for sale...............................       37,639                 --                --               37,639
                                                             --------           --------         ---------            ---------
     Total current assets...............................      145,068            130,737            (4,222)             271,583

Property, plant and equivalent, net.....................       51,151             25,047                --               76,198
Notes receivable........................................       65,540                 --           (65,540)                  --
Investment in subsidiaries..............................       52,061                 --           (52,061)                  --
Tradenames and patents..................................      227,575             37,836                --              265,411
Goodwill................................................      145,237             28,413                --              173,650
Deferred financing costs................................       20,492                 --                --               20,492
Other assets............................................           --              4,401                --                4,401
                                                             --------           --------         ---------            ---------
     Total assets.......................................     $707,124           $226,434         $(121,823)           $ 811,735
                                                             ========           ========         =========            =========

Short-term borrowings...................................     $     --           $    356                --            $     356
Accounts payable and accrued expenses...................       85,594             35,826            (4,222)             117,198
Net liabilities of discontinued operations..............           --             21,243                --               21,243
Current portion of long-term debt.......................        2,413                833                --                3,246
Taxes payable...........................................           --              2,127                --                2,127
                                                             --------           --------         ---------            ---------
     Total current liabilities..........................       88,007             60,385            (4,222)             144,170
Long-term debt..........................................      407,235             32,515                --              439,750
Deferred income taxes...................................           --             10,363                --               10,363
Notes payable...........................................           --             65,540           (65,540)                  --
Deferred and other long-term liabilities................        6,011              7,855                --               13,866
                                                             --------           --------         ---------            ---------
     Total liabilities..................................      501,253            176,658           (69,762)             608,149
Net contributed capital.................................      220,500             52,061           (52,061)             220,500
Retained deficit........................................      (14,426)            (1,222)               --              (15,648)
Other comprehensive income..............................         (203)            (1,063)               --               (1,266)
                                                             --------           --------         ---------            ---------
     Total Members' Equity..............................      205,871             49,776           (52,061)             203,586
                                                             --------           --------         ---------            ---------
     Total liabilities and Member's Equity..............     $707,124           $226,434         $(121,823)           $ 811,735
                                                             ========           ========         =========            =========

                          ARMKEL, LLC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2002
    AND FOR THE PERIOD FROM AUGUST 28, 2001 (INCEPTION) TO DECEMBER 31, 2001


STATEMENT OF CASH FLOWS
                                                                                            FOR THE YEAR ENDED DECEMBER 31, 2002
                                                                                         -----------------------------------------
                                                                                                                         TOTAL
                                                                                         DOMESTIC    INTERNATIONAL    CONSOLIDATED
                                                                                         --------    -------------    ------------
                                                                                                       (In thousands)
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME ........................................................................      $ 22,859       $  8,355       $ 31,214
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:
     Depreciation and amortization ................................................        12,205          3,316         15,521
     Unrealized (gain) loss on foreign exchange transactions ......................        (5,314)         4,416           (898)
       Net income from discontinued operations ....................................            --         (2,712)        (2,712)
CHANGE IN ASSETS AND LIABILITIES:
     (Increase) Decrease in accounts receivable....................................         5,507         (5,329)           178

     (Increase) Decrease in inventories ...........................................        13,320         (3,804)         9,516
     Increase in prepaid expenses and other current assets ........................          (780)        (1,631)        (2,411)
     Increase (Decrease) in accounts payable and other accrued expenses ...........       (35,524)         3,498        (32,026)
     Increase (Decrease) in other liabilities .....................................          (297)           365             68
                                                                                         --------       --------       --------

NET CASH PROVIDED BY OPERATING ACTIVITIES .........................................        11,976          6,474         18,450
                                                                                         --------       --------       --------

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property, plant and equipment ........................................        (6,024)        (2,419)        (8,443)
Payment for purchase price adjustments and costs related to the acquisition of
   Carter-Wallace Consumer Business ...............................................        (8,890)            --         (8,890)
                                                                                         --------       --------       --------

NET CASH USED IN INVESTING ACTIVITIES .............................................       (14,914)        (2,419)       (17,333)
                                                                                         --------       --------       --------

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of syndicated bank credit facility ......................................        (2,413)          (839)        (3,252)
Payment of deferred financing costs ...............................................            --             --             --
                                                                                         --------       --------       --------

NET CASH USED IN FINANCING ACTIVITIES .............................................        (2,413)          (839)        (3,252)
                                                                                         --------       --------       --------

Effect of exchange rate changes on cash and cash equivalents ......................            --          1,298          1,298
                                                                                         --------       --------       --------
NET CHANGE IN CASH & CASH EQUIVALENTS .............................................        (5,351)         4,514           (837)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................................        40,444         15,173         55,617
                                                                                         --------       --------       --------

CASH & CASH EQUIVALENTS AT END OF PERIOD ..........................................      $ 35,093       $ 19,687       $ 54,780
                                                                                         ========       ========       ========

                          ARMKEL, LLC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2002
    AND FOR THE PERIOD FROM AUGUST 28, 2001 (INCEPTION) TO DECEMBER 31, 2001


                                                                                         FOR THE PERIOD FROM AUGUST 28, 2001
                                                                                           (INCEPTION) TO DECEMBER 31, 2001
                                                                                      -----------------------------------------
                                                                                                                         TOTAL
                                                                                      DOMESTIC      INTERNATIONAL     CONSOLIDATED
                                                                                      ---------     -------------     ------------
                                                                                                   (In thousands)
CASH FLOW FROM OPERATING ACTIVITIES
NET LOSS .......................................................................      $ (14,426)      $  (1,222)      $ (15,648)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
     Depreciation and amortization .............................................          3,255             760           4,015
     Unrealized (gain) loss on foreign exchange transactions ...................            967            (572)            395
     Net loss from discontinued operations .....................................             --             755             755
CHANGE IN ASSETS AND LIABILITIES:
     Decrease in accounts receivable ...........................................          2,330           3,286           5,616
     Decrease in inventories ...................................................          8,877           3,476          12,353
     (Increase) Decrease in prepaid expenses ...................................           (990)          2,055           1,065
     Increase (Decrease) in accounts payable and other accrued expenses ........          9,625          (1,320)          8,305
     Increase (Decrease) in other liabilities ..................................          6,830          (3,085)          3,745
                                                                                      ---------       ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES ......................................         16,468           4,133          20,601
                                                                                      ---------       ---------       ---------

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property, plant and equipment .....................................         (1,190)           (716)         (1,906)
Acquisition of Carter-Wallace Consumer Business, including anti
   -perspirant and pet care products business, net of cash acquired ............       (593,548)       (119,745)       (713,293)
Proceeds from sale of anti-perspirant and pet care products business ...........        128,500              --         128,500
                                                                                      ---------       ---------       ---------

NET CASH USED IN INVESTING ACTIVITIES ..........................................       (466,238)       (120,461)       (586,699)
                                                                                      ---------       ---------       ---------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of senior subordinated notes ............................        223,477              --         223,477
Proceeds from syndicated bank credit facility ..................................        186,500          33,500         220,000
Repayment of syndicated bank credit facility ...................................           (375)             --            (375)
Repayment of acquired long-term debt ...........................................             --         (19,971)        (19,971)
Payment of deferred financing costs ............................................        (21,354)           (400)        (21,754)
Proceeds from Members ..........................................................        228,500              --         228,500
Distributions to Members .......................................................         (8,000)             --          (8,000)
Intercompany acquisition financing .............................................       (118,534)        118,534              --
                                                                                      ---------       ---------       ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES ......................................        490,214         131,663         621,877
                                                                                      ---------       ---------       ---------

Effect of exchange rate changes on cash and cash equivalents ...................             --            (162)           (162)
NET CHANGE IN CASH & CASH EQUIVALENTS ..........................................         40,444          15,173          55,617

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD .................................             --              --              --
                                                                                      ---------       ---------       ---------

CASH & CASH EQUIVALENTS AT END OF PERIOD .......................................      $  40,444       $  15,173       $  55,617
                                                                                      =========       =========       =========

                          ARMKEL, LLC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2002
    AND FOR THE PERIOD FROM AUGUST 28, 2001 (INCEPTION) TO DECEMBER 31, 2001


     The following table sets forth our principal product lines and related data:

                                                                                    YEAR ENDED        PERIOD FROM AUGUST
                                                                                   DECEMBER 31,      28, 2001 (INCEPTION)
                                                                                       2002          TO DECEMBER 31, 2001
                                                                                   ------------      --------------------
                                            NET SALES                                    (in thousands)
PRODUCT
Family Planning(1)..........................................................          $184,952             $ 37,119
Depilatories and waxes; face and skincare...................................            83,517               12,451
Oral care...................................................................            29,727                5,865
OTC Products................................................................            46,064               12,241
Other consumer products.....................................................            39,522                9,885
                                                                                      --------             --------
     Total net sales........................................................          $383,782             $ 77,561
                                                                                      ========             ========

----------
(1) Family Planning includes condom product sales and pregnancy and ovulation kits.

GEOGRAPHIC INFORMATION

     Approximately 55% of net sales for the year ended December 31, 2002 and 49% of net sales for the period August 28, 2001 (inception) to December 31, 2001, were to customers in the United States, and approximately 82% of long-lived assets at December 31, 2002 and 2001 were located in the U.S.

CUSTOMERS

     A group of five customers accounted for approximately 27% of consolidated net sales in 2002, including a single customer Walmart who accounted for 12%. This group accounted for 27% of domestic net sales in 2001.

     Although not included in the top five customers noted above, Kmart Corporation historically has represented approximately 2% of the Company's consolidated net sales.Kmart's bankruptcy, followed by its announcement to close an additional 329 stores in the first half of 2003, could cause an insignificant reduction in sales to Kmart of approximately 0.3% of the Company's consolidated net sales.It is not clear whether, and to what extent, these lost sales may be made to other retailers.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Carter-Wallace, Inc.:

     We have audited the accompanying combined statements of revenues and expenses, changes in net assets and comprehensive earnings, and cash flows of Carter-Wallace, Inc. Consumer Business--Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products for the period from April 1, 2001 to September 28, 2001 and for the year ended March 31, 2001. These combined statements are the responsibility of the Consumer Business management. Our responsibility is to express an opinion on these combined statements based on our audits.

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

     As described in and to the extent of note 1, the accompanying combined statements were prepared to present the combined statements of revenues and expenses, changes in net assets and comprehensive earnings, and cash flows of Carter-Wallace, Inc. Consumer Business--Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products for the period from April 1, 2001 to September 28, 2001 and for the year ended March 31, 2001, pursuant to the Asset Purchase Agreement between Carter-Wallace, Inc. and Armkel, LLC and the Product Line Purchase Agreement between Armkel, LLC and Church & Dwight Co., Inc.

     In our opinion, the accompanying combined statements referred to above present fairly, in all material respects, revenues and expenses and cash flows of Carter-Wallace, Inc. Consumer Business--Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products, and its for the period from April 1, 2001 to September 28, 2001 and for the year ended March 31, 2001, pursuant to the Asset Purchase Agreement between Carter-Wallace, Inc. and Armkel, LLC and the Product Line Purchase Agreement between Armkel, LLC and Church & Dwight Co. referred to in note 1, in conformity with accounting principles generally accepted in the United States of America.


                                                           KPMG LLP

New York, New York
December 11, 2001, except as to the fifth paragraph of Note 1 which is as of February 20, 2003.

                              CARTER-WALLACE, INC.

                               CONSUMER BUSINESS--
                   EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
                IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                  COMBINED STATEMENT OF REVENUES AND EXPENSES
                                 (IN THOUSANDS)

                                                                                          PERIOD
                                                                                      FROM APRIL 1,
                                                                                         2001 TO            YEAR ENDED
                                                                                    SEPTEMBER 28, 2001    MARCH 31, 2001
                                                                                    ------------------    --------------
Net sales........................................................................        $ 197,709            $ 344,530
Cost of goods sold...............................................................           82,820              148,272
                                                                                         ---------            ---------
     Gross profit................................................................          114,889              196,258
                                                                                         ---------            ---------

Operating expenses:
     Advertising and promotion...................................................           23,245               40,296
     Marketing and other selling.................................................           22,746               42,663
     Research and development....................................................            3,230                7,473
     General and administrative..................................................           11,821               20,209
     Interest expense............................................................              428                  992
     Interest income.............................................................             (175)                (467)
     Other (income) expense, net.................................................             (174)                 767
                                                                                         ---------            ---------
                                                                                            61,121              111,933
                                                                                         ---------            ---------
Revenues in excess of expenses before provision for taxes
     on income from continuing operations........................................           53,768               84,325
Provision for taxes on income....................................................           20,677               35,149
                                                                                         ---------            ---------
     Revenues in excess of expenses from continuing operations...................           33,091               49,176
     Revenues in excess of expenses from discontinued operations, net of
       taxes of $503 and $1,180, respectively....................................              347                  750
                                                                                         ---------            ---------
Total revenues in excess of expenses.............................................        $  33,438            $  49,926
                                                                                         =========            =========

                 See accompanying notes to combined statements.

                              CARTER-WALLACE, INC.

                               CONSUMER BUSINESS--
                   EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
                IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                  COMBINED STATEMENTS OF CHANGES IN NET ASSETS
                           AND COMPREHENSIVE EARNINGS
                                 (IN THOUSANDS)

                                                                                       PERIOD
                                                                                   FROM APRIL 1,
                                                                                      2001 TO                 YEAR ENDED
                                                                                   SEPTEMBER 28,               MARCH 31,
                                                                                        2001                      2001
                                                                                     ---------                ----------
Amount at beginning of period ............................................           $ 255,762                $ 259,497
Revenues in excess of expenses ...........................................              33,438                   49,926
Foreign currency translation adjustments .................................                 222                   (8,223)
                                                                                     ---------                ---------
Comprehensive earnings ...................................................              33,660                   41,703
Cash and other transfers to Carter-Wallace, Inc. .........................             (21,763)                 (45,438)
                                                                                     ---------                ---------
Amount at end of period ..................................................           $ 267,659                $ 255,762
                                                                                     =========                =========



                 See accompanying notes to combined statements.

                              CARTER-WALLACE, INC.

                               CONSUMER BUSINESS--
                   EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
                IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             PERIOD FROM
                                                                                           APRIL 1, 2001 TO       YEAR ENDED
                                                                                          SEPTEMBER 28, 2001    MARCH 31, 2001
                                                                                          ------------------    --------------
Cash flows from operating activities:
Total revenues in excess of expenses ...................................................         $ 33,438          $ 49,926
Adjustments to reconcile total revenues in excess of expenses to cash flows from operations:
     Depreciation and amortization .....................................................            4,142             7,623
     Amortization of excess of purchase price of businesses acquired over the net assets at date of acquisition, patents, trademarks,
        contracts, and formulae ........................................................            1,201             2,565
     Revenues in excess of expenses from discontinued operations, net of tax ...........             (346)             (750)
     Other changes in assets and liabilities:
          Decrease (increase) in accounts receivable and other
            receivables ................................................................          (14,862)           (9,116)
          (Increase) decrease in inventories ...........................................            5,239            (1,693)
          Increase in prepaid expenses .................................................           (2,053)             (353)
          (Decrease) increase in accounts payable and accrued
            expenses ...................................................................           (3,804)           12,641
          Increase in deferred taxes ...................................................           (2,553)             (809)
          Other changes ................................................................            1,938               550
                                                                                                 --------          --------
               Cash flows provided by operating activities .............................           22,340            60,584
                                                                                                 --------          --------

Cash flows used in investing activities:
     Additions to property, plant, and equipment--net of
       acquisitions ....................................................................           (4,459)          (10,607)
     Decrease in short-term investments ................................................               --                --
     Proceeds from sale of property, plant, and equipment ..............................               79             1,443
                                                                                                 --------          --------
               Cash flows used in investing activities .................................           (4,380)           (9,164)
                                                                                                 --------          --------

Cash flows used in financing activities:
     Payments of debt ..................................................................           (1,961)           (3,596)
     Cash transferred to Carter-Wallace, Inc. ..........................................          (19,135)          (41,697)
     Increase in borrowings ............................................................              473               194
                                                                                                 --------          --------
               Cash flows used in financing activities .................................          (20,623)          (45,099)
                                                                                                 --------          --------

Effect of foreign exchange rate changes on cash and
   cash equivalents ....................................................................              (50)             (553)
                                                                                                 ========          ========
               Increase (decrease) in cash and cash equivalents ........................           (2,713)            5,768
                                                                                                 --------          --------

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

     In December 2002, the Company entered into an agreement to sell its Italian subsidiary to a group, comprising local management and private equity investors.The sale closed in February 2003 for a price of approximately $22.6 million including the repayment of $11.8 million of intercompany debt. The Company will retain ownership of certain Italian pregnancy kit and oral care product lines. The remainder of the Italian subsidiary's business includes a high percentage of distributor sales as well as hospital diagnostic and other products not related to the Company's core business. The financial statements have been reclassified to reflect the Italian business as a discontinued operation in the accompanying statements.

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

                              CARTER-WALLACE, INC.

                               CONSUMER BUSINESS--
                   EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
                IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                    NOTES TO COMBINED STATEMENTS--(CONTINUED)


     Certain indirect operating expenses for selling and general and administrative costs of the Consumer Business were allocated to the Carter-Wallace, Inc. Consumer Business--Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products based on a percentage of net sales. Such allocated selling and other general and administrative costs for the period from April 1, 2001 to September 28, 2001, included in the accompanying combined statements amounted to approximately $10,400,000, and for the year ended March 31, 2001 amounted to $19,700,000. Corporate income and expenses of the Company included in this component of the Consumer Business include those items specifically identifiable to this component and allocation, primarily based on usage estimates, of certain other corporate expenses, including accounting, human resources, and corporate systems. Corporate expenses allocated to this component of the Consumer Business are costs which benefit and are required for its operations. Certain general corporate expenses of the Company have not been allocated to this component of the Consumer Business because they did not provide a direct or material benefit to this business. In addition, if the Consumer Business had not been a part of the Company during the period presented, such corporate expenses would not have significantly changed as a result of not having to operate this business. In the opinion of management, these methods of allocating these costs are reasonable; however, such costs do not necessarily equal the costs that this component of the Consumer Business would have incurred on a stand-alone basis. Therefore, the financial information included herein may not necessarily reflect assets and liabilities, revenues and expenses, and cash flows of this component of the Consumer Business on a stand-alone basis in the future.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Basis of Combination

The accompanying combined statements have been prepared pursuant to the Asset Purchase Agreement and Product Line Purchase Agreement in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated. The combined statements include the accounts related to the Consumer Business--Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet products, as defined in the Asset Purchase Agreement and Product Line Purchase Agreement, all of which have been stated on a going-concern basis and do not necessarily reflect liquidity values (see note 1).

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

     (g) Intangible Assets

The excess of purchase price of businesses acquired over the net assets at date of acquisition is assessed to the product or group of products which constitute the business acquired and amortized over no longer than 40 years for amounts relating to acquisitions subsequent to October 31, 1970. The cost of patents, formulae, and contracts is amortized on a straight-line basis over their legal or contractual lives. The cost of trademarks is being amortized over no longer than 40 years for amounts relating to acquisitions subsequent to October 31, 1970. Amounts related to intangible assets acquired prior to October 31, 1970 are not material.

     The policy of the Consumer Business in assessing the recoverability of intangible assets is to compare the carrying value of the intangible asset with the undiscounted cash flow generated by products related to the intangible asset. In addition, the Consumer Business continually evaluates whether adverse developments indicate that an intangible asset may be impaired.

     (h) Income Taxes

     The income and expenses for the Consumer Business--Excluding
Antiperspirant/Deodorant Products in the United States and Canada and Pet Products are included in the tax returns of the Company. The provision for taxes on income is computed as if this component of the Consumer Business was filing income tax returns on a stand-alone basis.

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

    (m) Accounting for Derivatives

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure these instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." This statement deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which made minor amendments of SFAS No. 133. The Company has adopted SFAS No. 133, as amended, effective April 1, 2001. The Company's derivatives are all qualified hedges. The derivatives are comprised of interest rate swaps and foreign exchange forward contracts. The valuation of these derivatives at September 28, 2001 resulted in a net liability of approximately $60,000. The adoption of this accounting requirement did not have a material effect on the accompanying combined statements.

     (n) New Accounting Pronouncements

     In November 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on Issue 01-9 (formerly EITF issues 00-14 and 00-25), "Accounting for Consideration Given to a Customer or Reseller of the Vendor's Products." This EITF addressed the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. The EITF requires the cost of such items as coupons, slotting allowances, cooperative advertising arrangements, buydowns, and other allowances to be accounted for as a reduction of revenues, not included. The accompanying statements as a marketing expense as the Company did previously. The accompanying statements have been reclassified to conform with this pronouncement. The impact was a reduction of net sales of approximately $26.8 million for the six months ended September 28, 2001 and $48.6 million for the fiscal year ended March 31, 2001. This consensus did not have an effect on net income.

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

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses the financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion ("APB") No. 16, "Business

                              CARTER-WALLACE, INC.

                               CONSUMER BUSINESS--
                   EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
                IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                    NOTES TO COMBINED STATEMENTS--(CONTINUED)


Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires "Accounting for Preacquisition Contingencies of purchased Enterprises." SFAS No 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes criteria to separately recognize intangible assets apart from goodwill. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, `Intangible Assets." This statement requires, among other things, that goodwill and intangible assets that have indefinite useful lives should not be amortized, but rather should be tested at least annually for impairment, using the guidance for measuring impairment set forth in the statement and is effective April 1, 2002. At September 28, 2001, unamortized goodwill amounted to approximately $52,500,000 and amortization expense related to this goodwill for the period from April 1, 2001 to September 28, 2001 amounted to approximately $1,560,000.

                              CARTER-WALLACE, INC.

                               CONSUMER BUSINESS--
                   EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
                IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                    NOTES TO COMBINED STATEMENTS--(CONTINUED)


(3)   TAXES ON INCOME

     The provision (benefit) for taxes on income was as follows:

                                                                   PERIOD FROM             YEAR ENDED
                                                                 APRIL 1, 2001 TO           MARCH 31
                                                                SEPTEMBER 28, 2001            2001
                                                                ------------------          ---------
      Current:
           Domestic...........................................      $18,006,000            $26,366,000
           Foreign............................................        4,166,000              8,868,000
                                                                    -----------            -----------

                                                                     22,172,000             35,234,000
                                                                    -----------            -----------
      Deferred:
           Domestic...........................................         (906,000)              (249,000)
           Foreign............................................         (589,000)               164,000
                                                                    -----------            -----------
                                                                     (1,495,000)               (85,000)
                                                                    -----------            -----------
                Total.........................................      $20,677,000            $35,149,000
                                                                    ===========            ===========


     Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries. It has been management's practice and intent to reinvest such earnings in the operations of these subsidiaries.

     The effective tax rate of the provision for taxes on income as compared with the U.S. Federal statutory income tax rate was as follows:

                                                PERIOD FROM APRIL 1, 2001
                                                  TO SEPTEMBER 28, 2001                 YEAR ENDED MARCH 31, 2001
                                                  ---------------------                 -------------------------
                                                                      % TO                                  % TO
                                                                     PRETAX                                PRETAX
                                                   TAX AMOUNT        INCOME               TAX AMOUNT       INCOME
                                                   ----------        ------               ----------       ------
Computed tax expense......................         $18,941,000        35.0%               $29,653,000       35.0%
Foreign income taxed at a different
   effective rate.........................             116,000         0.5%                 2,421,000        3.6%
State income taxes, net of federal tax
   benefit................................           1,643,000         3.0%                 3,729,000        4.3%
Amortization of intangibles...............             138,000         0.3%                   268,000        0.3%
Other.....................................            (161,000)         --                   (922,000)      (1.1)%
                                                   -----------        ----                -----------       ----
Provision for taxes on income.............         $20,677,000        38.8%               $35,149,000       42.1%
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


(4)  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

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

     Postretirement benefit obligations for domestic employees have been excluded from this component of the Consumer Business as these are obligations of the Company. However, expense related to postretirement benefits for domestic employees of the Consumer Business--Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products is included in the accompanying combined statements of revenues and expenses. Expense related to the postretirement benefit obligations for domestic employees of the Consumer Business--Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products amounted to $550,000 for the period from April 1, 2001 to September 28, 2001 and $1,044,000 for the fiscal years ended March 31, 2001.

     The components of the pension and postretirement benefit expense reflected in the accompanying combined statements for the period from April 1, 2001 to September 28, 2001 and for the years ended March 31, 2001 and 2000 were as follows:

                                                                             RETIREMENT PLANS         OTHER POSTRETIREMENT BENEFITS
                                                                    -------------------------------   -----------------------------
                                                                      PERIOD FROM                        PERIOD FROM
                                                                    APRIL 1, 2001 TO     YEAR ENDED    APRIL 1, 2001 TO   YEAR ENDED
(in thousands)                                                        SEPTEMBER 28,       MARCH 31,      SEPTEMBER 28,     MARCH 31,
                                                                          2001              2001            2001              2001
                                                                    ----------------     ----------    ----------------   ----------
Service cost .................................................          $   648           $ 1,208           $  21           $    42
Interest cost ................................................            1,841             3,600              45                90
Expected return on assets ....................................           (2,228)           (4,676)             --                --
Amortization of prior service cost ...........................              (71)               91              --                --
Amortization of transition cost ..............................               38                77             (76)             (156)
Amortization of actuarial gain ...............................               50              (264)             --                --
                                                                        -------           -------           -----           -------
Benefit cost (income) ........................................              278                36             (10)              (24)
Cost for domestic Consumer Business employees ................               --                --
   charged from Carter-Wallace, Inc. .........................               --                --             550             1,044
                                                                        -------           -------           -----           -------
          Total benefit cost .................................          $   278           $    36           $ 540           $ 1,020
                                                                        =======           =======           =====           =======

     The principal assumptions used in determining 2001 and 2000 actuarial values were:

           Discount rate.................................................8%
           Rate of increase in compensation levels.......................4%-6%
           Expected long-term rate of return on plan assets..............7%-10%
                                                                         ------

     Expense for the employee savings plan under which the Consumer Business matches the contributions of participating employees up to a designated level was approximately $175,000 for the period from April 1, 2001 to September 28, 2001 and approximately $350,000 in the year ended March 31, 2001.

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

                              CARTER-WALLACE, INC.

                               CONSUMER BUSINESS--
                   EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
                IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                    NOTES TO COMBINED STATEMENTS--(CONTINUED)


(5)  LONG-TERM INCENTIVE PLANS

     Obligations for deferred stock awards and stock option grants made under the 1996 Long-Term Incentive Plan for Corporate Officers of the Company have been excluded from the accompanying combined statements of net assets to be sold of this component of the Consumer Business, as these are obligations of the Company. As of March 31, 2001, the outstanding stock awards for the four Consumer Business executives totaled 105,000 shares and the outstanding stock options totaled 567,000. Outstanding awards of deferred stock become fully vested and outstanding options become immediately exercisable upon the occurrence of a change in control of the Company. Expense for stock award amortization has been included in the accompanying combined statements of revenues and expenses. This stock award amortization expense amounted to $116,000 for the period from April 1, 2001 to September 28, 2001 and $232,000 for the fiscal year ended March 31, 2001. The Consumer Business has chosen to continue to account for options granted under the plan using the intrinsic value method. Accordingly, no compensation expense has been recognized for these options. Had the fair value method of accounting, as defined in SFAS No. 123, "Accounting for Stock-Based Compensation," been applied to these stock options, revenue in excess of expenses of the Consumer Business would have been reduced on a pro forma basis by approximately $350,000 in the period from April 1, 2001 to September 28, 2001 and approximately $490,000 in the fiscal year ended March 31, 2001. For purposes of fair market value disclosures, the fair market value of an option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                       2001
                                                                       ----
Risk-Free Interest Rate.............................................   6.3%
Expected Life....................................................... 8 yrs.
Volatility..........................................................  31.7%
Dividend Yield......................................................   1.2%
                                                                       ====

(6)  RENTAL EXPENSE AND LEASE COMMITMENTS

     Rental expense for operating leases with a term greater than one year for 2001 was as follows (amounts in thousands):

                                                                        REAL         EQUIPMENT
                       RENTAL EXPENSE                                 PROPERTY       AND OTHER
                       --------------                                 --------       ---------
Period from April 1, 2001 to September 28, 2001....................   $   957         $ 3,697
Year ended March 31, 2001..........................................     1,654           6,649

     Minimum rental commitments under noncancelable leases in effect at March 31, 2001 were as follows (amounts in thousands):

                                                                                                   EQUIPMENT        CAPITAL LEASE
                                MINIMUM RENTAL COMMITMENTS                       REAL PROPERTY     AND OTHER         OBLIGATIONS
                                --------------------------                       -------------     ---------        -------------
            2002...............................................................      $ 1,496         $  630             $  275
            2003...............................................................        1,431            412                216
            2004...............................................................          564            233                203
            2005...............................................................          341             69                190
            2006...............................................................           94             15                127
            2007 and thereafter................................................            7             --                 --
                                                                                     =======         ======             ======
                                                                                                                         1,011
            Less interest and executory cost...................................                                           (163)
                                                                                                                        ------
            Present value of minimum lease payments (of which $213 is included
               in accrued expenses)............................................                                         $  848
                                                                                                                        ======

(7)  LITIGATION

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

(8)  EMPLOYMENT AGREEMENTS AND TERMINATION AND CHANGE IN CONTROL ARRANGEMENTS

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

(9)  CERTAIN OPERATIONAL AND REVENUE INFORMATION

     Net sales of the continuing operations of this component of the Consumer Business foreign subsidiaries and branches operating outside of the United States and the Consumer Business' equity in net assets and revenues in excess of expenses of such operations of this component were (note 14 has additional information on international operations):

                                                                         PERIOD FROM
(IN MILLIONS)                                                          APRIL 1, 2001 TO
                                                                      SEPTEMBER 28, 2001      MARCH 31, 2001
                                                                      ------------------      --------------
        Net sales................................................                $81.8               $157.9
        Total Revenues in excess of expenses.....................                  8.9                 10.5
                                                                          ============           ==========

     The following table sets forth our continuing operations' principal product lines and related data.

                                         DOMESTIC DIVISION

                                                                        NET SALES (IN MILLIONS)
                                                                        -----------------------
                                                                       PERIOD FROM
                                                                    APRIL 1, 2001 TO
                                                                   SEPTEMBER 28, 2001         2001
                                                                   ------------------        ------
PRODUCT
Condoms............................................................     $  66.1              $109.4
Depilatories and waxes.............................................        22.8                32.3
Home pregnancy and ovulation test kits.............................        23.0                36.7
Other consumer products............................................         4.0                 8.2
                                                                         ------              ------
     Total domestic net sales......................................      $115.9              $186.6
                                                                         ======              ======

                              CARTER-WALLACE, INC.

                               CONSUMER BUSINESS--
                   EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
                IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                    NOTES TO COMBINED STATEMENTS--(CONTINUED)


                             INTERNATIONAL DIVISION

                                                                        NET SALES (IN MILLIONS)
                                                                       PERIOD FROM
                                                                    APRIL 1, 2001 TO
                                                                   SEPTEMBER 28, 2001         2001
                                                                   ------------------        ------
PRODUCT
Condoms; home pregnancy and ovulation test kits...............            $9.7                $19.3
Depilatories and waxes; face and skin care....................            23.7                 46.6
Oral care.....................................................            10.9                 22.8
OTC products*.................................................            19.2                 39.4
Other consumer products*......................................            18.3                 29.8
                                                                        ------               ------
     Total international net sales............................          $ 81.8               $157.9
                                                                        ======               ======

----------

* Includes net sales of approximately $16 million for the period from April 1, 2001 to September 28, 2001 and $32 million for the years ended March 31, 2001 and 2000 relating to products distributed by the Carter-Wallace consumer business for third parties.

For the period April 1, 2001 to September 28, 2001, our largest domestic customer represented approximately 19% of our consolidated domestic net sales and, for the same period, our top ten largest domestic customers in the aggregate represented approximately 60% of our consolidated domestic net sales. For the fiscal year ended March 31, 2001, our largest domestic customer represented approximately 19%, of our consolidated domestic net sales and, for the same period, our top ten largest domestic customers in the aggregate represented approximately 60% of our consolidated domestic net sales.

                              CARTER-WALLACE, INC.

                               CONSUMER BUSINESS--
                   EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
                IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                    NOTES TO COMBINED STATEMENTS--(CONTINUED)


(10) SUPPLEMENTAL FINANCIAL INFORMATION OF DOMESTIC AND INTERNATIONAL OPERATIONS

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

     Supplemental information for combined condensed revenues in excess of expenses and cash flows data for the period from April 1, 2001 to September 28, 2001 and for the year ended March 31, 2001 is summarized as follows (amounts in thousands):

                                                                                                       PERIOD FROM APRIL 1, 2001
                                                                                                         TO SEPTEMBER 28, 2001
                                                                                                 -----------------------------------
                                                                                                                             TOTAL
                                                                                                 DOMESTIC  INTERNATIONAL(1) COMBINED
                                                                                                 --------  -------------    --------
Net sales .................................................................................      $115,875      $81,834      $197,709
Cost of goods sold ........................................................................        43,099       39,721        82,820
                                                                                                 --------      -------      --------
     Gross profit .........................................................................        72,776       42,113       114,889
Operating Expenses ........................................................................        31,234       29,887        61,121
                                                                                                 --------      -------      --------
     Revenues in excess of expenses before provision for taxes
       on income from continuing expenses .................................................        41,542       12,226        53,768
Provision for taxes on income .............................................................        17,100        3,577        20,677
                                                                                                 --------      -------      --------
     Revenues in excess of expenses from continuing operations ............................        24,442        8,649        33,091
     Revenues in excess of expenses from discontinued operation  (net of $503 tax) ........            --          347           347
                                                                                                 --------      -------      --------
     Total  revenues in excess of expenses ................................................      $ 24,442      $ 8,996      $ 33,438
                                                                                                 ========      =======      ========

                                                                                                       YEAR ENDED MARCH 31, 2001
                                                                                                 -----------------------------------
                                                                                                                             TOTAL
                                                                                                 DOMESTIC  INTERNATIONAL(1) COMBINED
                                                                                                 --------  -------------    --------
Net sales ................................................................................      $186,638      $157,892      $344,530
Cost of goods sold .......................................................................        68,816        79,456       148,272
                                                                                                --------      --------      --------
     Gross profit ........................................................................       117,822        78,436       196,258
Operating Expenses .......................................................................        51,478        60,455       111,933
                                                                                                --------      --------      --------
     Revenues in excess of expenses before provision for taxes
       on income from continuing operations ..............................................        66,344        17,981        84,325
Provision for taxes on income ............................................................        26,910         8,239        35,149
                                                                                                --------      --------      --------
     Revenues in excess of expenses from continuing operations ...........................        39,434         9,742        49,176
     Revenues in excess of expenses from discontinued operation  (net of$1,180 tax) ......            --           750           750
                                                                                                --------      --------      --------
     Revenues in excess of expenses ......................................................      $ 39,434      $ 10,492      $ 49,926
                                                                                                ========      ========      ========

----------
(1) International includes primarily the Company's operations in France, the United Kingdom and Canada, together with certain smaller locations throughout the world. No particular country has a material component of the international operations.

                              CARTER-WALLACE, INC.

                               CONSUMER BUSINESS--
                   EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
                IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                    NOTES TO COMBINED STATEMENTS--(CONTINUED)


                                                                                                    PERIOD FROM APRIL 1, 2001 TO
                                                                                                          SEPTEMBER 28, 2001
                                                                                                  -------------------------------
                                                                                                                            TOTAL
                                                                                                  DOMESTIC  INTERNATIONAL  COMBINED
                                                                                                  --------  -------------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Revenues in excess of expenses ................................................................   $ 24,442    $ 8,996    $ 33,438
Adjustments to reconcile total revenues in excess of expenses to cash flows from operations:
     Depreciation and amortization ............................................................      2,943      1,199       4,142
     Amortization .............................................................................        409        792       1,201
     Revenues in excess of expenses from discontinued operations, net of taxes ................         --       (346)       (346)

OTHER CHANGES IN ASSETS AND LIABILITIES:
     Increase in accounts receivable ..........................................................    (10,239)    (4,623)    (14,862)
     Increase in inventories ..................................................................      3,571      1,668       5,239
     Increase (decrease) in prepaid expenses ..................................................        347     (2,400)     (2,053)
     (Decrease) increase in accounts payable and accrued expenses .............................     (4,002)       198      (3,804)
     (Increase) decrease in deferred taxes ....................................................     (2,272)      (281)     (2,553)
     Other changes ............................................................................      3,041     (1,103)      1,938
                                                                                                  --------    -------    --------
Changes in assets and liabilities .............................................................     (9,554)    (6,541)    (16,095)
                                                                                                  --------    -------    --------
Cash flows provided by operations .............................................................     18,240      4,100      22,340
                                                                                                  --------    -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment--net of acquisitions ..........................     (2,402)    (2,057)     (4,459)
     Proceeds from sale of property, plant and equipment ......................................         54         25          79
                                                                                                  --------    -------    --------
Cash flows used in investing activities .......................................................     (2,348)    (2,032)     (4,380)
                                                                                                  --------    -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of debt .........................................................................   $     --    $(1,961)   $ (1,961)
     Cash transferred to CWI ..................................................................    (15,991)    (3,144)    (19,135)
     Increase in borrowings ...................................................................         --        473         473
                                                                                                  --------    -------    --------
Cash flows provided by (used in) financing activities .........................................    (15,991)    (4,632)    (20,623)
                                                                                                  --------    -------    --------
Foreign exchange effect on cash & cash equivalents ............................................         --        (50)        (50)
                                                                                                  --------    -------    --------
Decrease in cash and cash equivalents .........................................................   $    (99)   $(2,614)   $ (2,713)
                                                                                                  ========    =======    ========

                              CARTER-WALLACE, INC.

                               CONSUMER BUSINESS--
                   EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS
                IN THE UNITED STATES AND CANADA AND PET PRODUCTS

                    NOTES TO COMBINED STATEMENTS--(CONTINUED)


                                                                                                     YEAR ENDED MARCH 31, 2001
                                                                                             --------------------------------------
                                                                                                                            TOTAL
                                                                                             DOMESTIC    INTERNATIONAL     COMBINED
                                                                                             --------    -------------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Revenues in excess of expenses ........................................................      $ 39,434       $ 10,492       $ 49,926
Adjustments to reconcile total revenues in excess of expenses to cash flows from operations:
  Depreciation and amortization .......................................................         5,439          2,184          7,623
  Amortization ........................................................................         1,071          1,494          2,565
  Revenues in excess of expenses from discontinued operations, net of taxes ...........            --           (750)          (750)
OTHER CHANGES IN ASSETS & LIABILITIES:
     Increase in accounts receivable ..................................................        (1,455)        (7,661)        (9,116)
     Increase in inventories ..........................................................           (73)        (1,620)        (1,693)
     Increase (decrease) in prepaid expenses ..........................................          (271)           (82)          (353)
     (Decrease) increase in accounts payable and  accrued expenses ....................          (984)        13,625         12,641
     (Increase) decrease in deferred taxes ............................................        (1,579)           770           (809)
     Other changes ....................................................................           224            326            550
                                                                                             --------       --------       --------
     Changes in assets & liabilities ..................................................        (4,138)         5,358          1,220
                                                                                             --------       --------       --------
Cash flows provided by operations .....................................................        41,806         18,778         60,584
                                                                                             --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment--net of acquisitions ..................        (6,995)        (3,612)       (10,607)
     Proceeds from sale of property, plant and equipment ..............................         1,086            357          1,443
                                                                                             --------       --------       --------
Cash flows used in investing activities ...............................................        (5,909)        (3,255)        (9,164)
                                                                                             --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of debt .................................................................            --         (3,596)        (3,596)
     Cash transferred to CWI ..........................................................       (35,798)        (5,899)       (41,697)
     Increase in borrowings ...........................................................            --            194            194
                                                                                             --------       --------       --------
Cash flows provided by (used in) financing activities .................................       (35,798)        (9,301)       (45,099)
                                                                                             --------       --------       --------
Foreign exchange effect on cash & cash equivalents ....................................            --           (553)          (553)
                                                                                             --------       --------       --------
Increase in cash & cash equivalents ...................................................      $     99       $  5,669       $  5,768
                                                                                             ========       ========       ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information regarding the Company's directors, executive officers and key employees as of March 2, 2003.Under the Company's joint venture agreement, three of the Company's directors are designated by C&D and three are designated by Kelso.The Company's directors do not receive any compensation except for those directors that also serve as executive officers.

NAME                                                                   AGE                     POSITION
----                                                                   ---                     --------
Robert A. Davies, III (1).........................................      67     Chief Executive Officer, Director
Bradley A. Casper (1).............................................      43     President, Domestic Operations; Director
Adrian Huns.......................................................      54     President, International Operations
Maureen K. Usifer.................................................      43     Chief Financial Officer
Philip E. Berney (2)..............................................      39     Director
Zvi Eiref (1)(3)..................................................      64     Vice President, Treasurer; Director
Michael B. Goldberg (2)...........................................      55     Director
Michael B. Lazar (2)(3)...........................................      33     Director
T. Rosie Albright.................................................      55     Advisor to the Board of Directors

     1.    Designated by C&D.
     2.    Designated by Kelso.
     3.    Member of the Audit Committee.

     Robert A. Davies, III has been chief executive officer of the Company since the closing of the Acquisition. Mr. Davies has served as chairman of the board and chief executive officer of C&D since February 2001. He served as president of C&D from February 1995 until he was elected chairman. From January 1995 to September 1995, Mr. Davies was president of the Arm & Hammer Division at C&D. Before joining C&D in 1995, he served as president and chief executive officer and a member of the board of directors of California Home Brands, Inc. Mr. Davies is also director of Footstar, Inc.

     Bradley A. Casper became president, domestic operations of the Company on March 18, 2002. Mr. Casper also serves as president, personal care division of C&D. From 1985 until March 2002, Mr. Casper held various positions with Procter & Gamble where he most recently served as vice president, global fabric care. He served in the global fabric care role for three years prior to which he was general manager, Hong Kong and China hair care. Mr. Casper began his career with General Electric.In November 2002, Mr. Casper became a Board member of the Cosmetic, Toiletry and Fragrance Association, a non-profit organization that supports the personal care industry.

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

     Maureen K. Usifer has been the Company's chief financial officer since the closing of the Acquisition. Ms. Usifer was with C&D from 1988 until she joined the Company. From May 2000 through October 2001, Ms. Usifer was Division Controller of C&D's Armus joint venture, which encompassed $500 million in laundry sales. From 1996 through 2000, Ms. Usifer was a Senior Finance Manager of C&D, responsible for all of the Arm & Hammer's personal care businesses.

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

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth information concerning annual compensation earned, paid or accrued by the Company during the fiscal year ended December 31, 2002 and the period following the inception of the Company, from September 28, 2001 to December 31, 2001, to, or for, the Chief Executive Officer, and each of the next four highest paid executive officers of the Company who served as executive officers during the fiscal period ended December 31, 2002 and whose total salary and bonus for the period exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                         ANNUAL COMPENSATION
                                            ---------------------------------------------
                                                                                                 LONG TERM COMPENSATION

                                                                                              AWARDS
                                                                                              ------
                                                                             OTHER ANNUAL     RIGHTS    LTIP         ALL OTHER
                                                                             COMPENSATION     (UNITS)  PAYOUTS      COMPENSATION
NAME AND PRINCIPAL POSITION         YEAR    SALARY ($)       BONUS ($)           ($)          ------   --------       (5)(6)(7)
---------------------------         ----    ----------       ---------       ------------                           -------------
Robert A. Davies, III
   Chief Executive Officer          2002     $600,000(1)      $660,000(1)      $    --            --        --    $ 123,392
                                    2001      126,083          150,375              --            --        --       20,163

Bradley A. Casper
   President                        2002      252,308(2)       216,000(2)(3)    23,623(4)     93,489        --       17,766


Zvi Eiref,
   Vice President, Treasurer        2002      332,000(1)       194,800(1)           --            --        --       63,633
                                    2001       65,000           68,750              --            --        --       10,624

Thomas Gehrmann*
   Chief Financial Officer          2002      211,000          116,008              --        31,200        --       27,614
   International Operations         2001       52,750           89,100              --            --                    854

Adrian Huns,
   President, International         2002      322,583          835,000              --           --         --       25,044
   Operations                       2001       97,890           73,400              --           --         --       11,887

Maureen Usifer,
   Chief Financial Officer          2002      118,750           48,300              --        34,300        --       11,458
                                    2001       96,700           38,700              --            --        --        5,510


     * Mr. Gehrmann retired from the Company on December 31, 2002. His Equity Appreciation Rights expired at such time.

----------
(1) Mr. Davies and Mr. Eiref render services to the Company and C&D.Mr. Davies and Mr. Eiref only receive compensation (which is reflected in the compensation table above) from C&D.We estimate that approximately 25% of the compensation paid by C&D represents compensation for services rendered to the Company.

(2) Mr. Casper renders services to the Company and C&D. Mr. Casper only receives compensation (which percentage is reflected in the compensation table above) from C&D. We estimate that approximately 48% of the compensation paid by C&D to Mr. Casper represents compensation for services rendered to the Company. Approximately 52% of the compensation paid by C&D to Mr. Casper was for services rendered to C&D.

(3) Includes $40,000 sign-on bonus paid to Mr. Casper in connection with his commencement of employment.

(4)  Includes $23,623 for reimbursement of relocation expenses.

(5) Includes C&D contributions, vested and unvested, under C&D's Investment Savings Plan and the Profit Sharing Plan. Total contributions on behalf of named individuals were as follows for 2002 and 2001, respectively: R.A. Davies, III $87,154, $14,490; B. Casper $17,469, $0; Z. Eiref $45,385,
     $7,678; T. Gehrmann $26,192, $854; A. Huns $24,041, $11,562; M. Usifer
     $14,927, $1,304.

(6) Includes compensation deferred pursuant to a deferred compensation agreement with C&D, providing certain plan contributions above Internal Revenue Code limits. Such amounts are not deferred at the request of the individual or C&D. Total compensation deferred on behalf of named individuals was as follows for 2002 and 2001 respectively: R.A. Davies, III $13,750, $2,475; B. Casper $0, $0; Z. Eiref $5,468, $675; T. Gehrmann
     $6,907, $0; M. Usifer $0, $0.

(7) Includes premiums paid for life insurance plans. Total premiums paid on behalf of named individuals were as follows for 2002 and 2001 respectively:
     R.A. Davies,III $22,488, $3,198; B. Casper $357, $0; Z. Eiref $22,488
     $2,271; A. Huns $1,003, $325; M. Usifer $335, $73.

The board of directors does not have a Compensation Committee.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth information with respect to grants of equity appreciation rights for the Executive Officers named in the Summary Compensation Table during 2002 pursuant to the Company's Equity Appreciation Plan(1). Also shown are hypothetical gains for each equity appreciation right based on assumed rates of annual compound Membership Interest appreciation of five percent and ten percent from the date the rights were granted.

  EQUITY APPRECIATION RIGHTS GRANTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                             INDIVIDUAL GRANTS
                            -------------------------------------------------------       POTENTIAL REALIZABLE
                                                                                        VALUE AT ASSUMED ANNUAL
                                           % OF TOTAL                                    RATES OF APPRECIATION
                            NUMBER OF    RIGHTS GRANTED         BASE                       FOR TERM OF RIGHT
                             RIGHTS     TO EMPLOYEES IN        PRICE     EXPIRATION           (7 YEARS)(2)
NAME                         GRANTED      FISCAL YEAR        ($/ RIGHT)     DATE          5%               10%
-----------------------     ---------   ---------------      ---------   ----------    --------         --------
Robert A. Davies, III           --             --                 --         --            --               --
Bradley A. Casper             93,489         12.12%             15.82      9/29/08      602,100          980,700
Zvi Eiref                       --             --                 --         --            --               --
Thomas Gehrmann (3)             --             --                 --         --            --               --
Adrian Huns                     --             --                 --         --            --               --
Maureen Usifer                34,300          4.45%             15.82      9/29/08      220,903          359,807

----------

1. The Company grants Equity Appreciation Awards to senior management executives under the Company's Equity Appreciation Plan (the "Plan").The Equity Appreciation Award relates to membership interests (each, an "Interest") in the Company and operates in a manner similar to a stock appreciation right. Upon the occurrence of a "Liquidation Event," a holder is entitled to receive, for each vested Interest underlying the Equity Appreciation Award, an amount equal to the value of an Interest, as determined by the administering board committee (the "Committee") on the date of the Liquidating Event, minus $15.82, the deemed value on the date of the award. Payment may be made in such form as selected by the Committee, including cash and, subject to C&D's approval, discounted stock options or restricted stock awards with respect to C&D's Common Stock or other C&D securities. If a Liquidation Event does not occur by September 29, 2008, then the Plan and all Equity Appreciation Awards then outstanding will automatically terminate and become void regardless of whether such awards have vested in whole or in part.

2. The value of each equity appreciation right may not exceed $26.31 per right.

3. Mr. Gehrmann retired from the Company on December 31, 2002. His Equity Appreciation Rights expired at such time.

AGGREGATED SAR EXERCISES FOR THE FISCAL YEAR ENDED AT DECEMBER 31, 2002 AND SAR VALUE AT DECEMBER 31, 2002

                                                        NUMBER OF SECURITIES UNDERLYING
                                                               UNEXERCISED SARS                VALUE OF UNEXERCISED
                                                VALUE         AT FISCAL YEAR END                  IN-THE-MONEY SARS
                          INTERESTS ACQUIRED  REALIZED    ----------------------------      ----------------------------
NAME                          ON EXERCISE        ($)      EXERCISABLE    UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
----------------------    ------------------  --------    -----------    -------------      -----------    -------------
ROBERT A. DAVIES, III              -              -           -             -                     -             -
BRADLEY A. CASPER                  -              -           -             93,489                -             -
ZVI EIREF                          -              -           -             -                     -             -
THOMAS GEHRMANN (1)                -              -           -             -                     -             -
ADRIAN HUNS                        -              -           -             -                     -             -
MAUREEN USIFER                     -              -           -             34,300                -             -

1. Mr. Gehrmann retired from the Company on December 31, 2002. His Equity Appreciation Rights expired at such time.

EMPLOYMENT AGREEMENTS, TERMINATION PROVISIONS AND CHANGE IN CONTROL ARRANGEMENTS

     C&D entered into an Employment Agreement with Mr. Bradley A. Casper on March 18, 2002 regarding Mr. Casper's employment with C&D as President of the Domestic Personal Care Division and as President of the Company's Domestic Division. The Company does not have an employment agreement with Mr. Casper although 48% of Mr. Casper's annual compensation paid by C&D relates to services rendered to the Company. The agreement provides for a base salary of $320,000 annually; a "sign-on" bonus of $40,000; a "sign-on" grant of stock options to purchase 20,000 shares of C&D Common Stock; an annual incentive compensation bonus target of 55% of annual base salary, such bonus amount not to exceed 110% of annual base salary; and certain other benefits generally made available to executives. Under Mr. Casper's Employment Agreement, in the event that he is terminated without "cause" or if he terminates his employment for "good reason" (as such terms are defined in the agreement), during the 18 month period following such termination, he will receive an amount equal to 1.5 times his annual base salary and payment of his target annual incentive compensation bonus; continued coverage under the Company health and life insurance employee benefit plans for 12 months or until such earlier time that Mr. Casper receives comparable benefits from a subsequent employer; vesting of benefits (including Company contributions) in profit sharing and savings plans; and, if such termination occurs within the first three years of Mr. Casper's employment, immediate vesting of all option grants.In addition, if such termination occurs prior to the sale of Kelso's and C&D's interest in the Company, Mr. Casper will retain the vested portion of his Equity Appreciation Award in the Company. In connection with the agreement, Mr. Casper agreed to certain confidentiality and non-competition provisions.

     The Company entered into an Employment Agreement with Mr. Adrian Huns effective on June 1, 2002 regarding Mr. Huns' employment with the Company as President, International Operations. The agreement provides for a base salary of $275,000 annually; a "sign-on" bonus of $600,000; an annual incentive compensation bonus target of 55% of annual base salary, such bonus amount not to exceed 110% of annual base salary; and certain other benefits generally made available to executives. In addition Mr. Huns shall be paid a retention bonus in the amount of $600,000 on October 1, 2003 provided he is an employee of the Company on such date. In addition during the term of the agreement in the event C&D purchases Kelso' interest in the Company then Mr. Huns shall be entitled to a Change of Control Bonus. The Change of Control Bonus shall be equal to $930,000 plus an equity appreciation award, measured by the return on investment in the Company, not to exceed $270,000. The Change of Control Bonus, if applicable, shall be paid in three equal installments commencing on the closing of the purchase of Kelso's interest in the Company and the next two anniversaries of such date.Under Mr. Huns' Employment Agreement, in the event that he is terminated without "cause" or if he terminates his employment for "good reason" (as such terms are defined in the agreement), he will receive the retention bonus, if not paid, and the Change of Control Bonus without the equity appreciation award. In addition if such termination occurs after October 1, 2003 Mr. Huns shall also receive, in addition to the above, an amount equal to 1 times his annual base salary and payment of his target annual incentive compensation bonus for such year.

     As part of the Employment Agreement Mr. Huns agrees to waive his rights under his change in control agreement with Carter-Wallace.The change in control agreement, assumed by the Company, provided that if Mr. Huns' employment is terminated by the Company for any reason other than for cause or is terminated by Mr. Huns as a result of a diminution in position, authority, duties or responsibilities or in certain other circumstances, the Company is obligated to pay Mr. Huns a lump sum payment equal to two times the annual salary and bonus and an increased benefit under Executive Pension Benefits Plan based on final salary and bonus and credit for three additional years of service and treating such benefit as fully vested. In addition, the Company was required to continue the benefits for a two-year period following termination of employment or such longer period as an applicable plan or program provides. As a result of the Acquisition, a change in control has already occurred under the change in control agreement and Mr. Huns will be entitled to approximately $2.5 million (which amount excludes an additional payment equal to any applicable excise tax under the Internal Revenue Code and income taxes associated with such additional payment), if Mr. Huns' employment is terminated by the Company for any reason other than for cause or is terminated by Mr. Huns as a result of a diminution in position, authority, duties or responsibilities or in certain other circumstances.

               DISCLOSURE OF EQUITY COMPENSATION PLAN INFORMATION
                             AS OF DECEMBER 31, 2002

The following table provides information on all existing Equity Compensation Plans as of December 31, 2002.

                                                                (a)                  (b)                      (c)
                                                              Number of           Weighted-Average       Number of Securities
                                                           Securities to be      Exercise Price of      Remaining Available for
                                                             Issued Upon            Outstanding          Future Issuance Under
                                                             Exercise of              Rights               Compensation Plans
                                                             Outstanding                                  (excludes securities
Plan Category                                                  Rights                                    reflected in column (a))
-------------                                             ------------------    ------------------      ------------------------
Equity Compensation Plan Approved by Stockholders:

Armkel, LLC Equity Appreciation Plan(1)                        770,764               $15.82                     29,236
----------------------------------------------------------------------------------------------------------------------------------

(1) The Company grants Equity Appreciation Awards to senior management executives under the Company's Equity Appreciation Plan (the "Plan"). The Equity Appreciation Award relates to membership interests (each, an "Interest") in the Company and operates in a manner similar to a stock appreciation right. Upon the occurrence of a "Liquidation Event," a holder is entitled to receive, for each vested Interest underlying the Equity Appreciation Award, an amount equal to the value of an Interest, as determined by the administering board committee (the "Committee") on the date of the Liquidating Event, minus the deemed value on the date of the award, initially $15.82.Payment may be made in such form as selected by the Committee, including cash and, subject to C&D's approval, discounted stock options or restricted stock awards with respect to C&D's Common Stock or other C&D securities. If a Liquidation Event does not occur by September 29, 2008, then the Plan and all Equity Appreciation Awards then outstanding will automatically terminate and become void regardless of whether such awards have vested in whole or in part. Each of the following constitutes a Liquidation Event under the Plan:(i) the sale, disposition or transfer (a "Sale") of the Company membership interests, after which Kelso no longer holds any membership interests or (ii) a Sale to an unaffiliated third party of all or substantially all of the Company's assets. The total number of Company membership interests that may be subject to Equity Appreciation Awards under the Plan is 800,000. As of December 31, 2002, the Company had granted Equity Compensation Awards for an aggregate 770,764 membership units in the Company. To date, the C&D has not approved the issuance of any C&D debt or equity to a holder of an Equity Appreciation Award.If the Board of Directors of the Company (or a committee thereof that administers the Plan) elects to settle an Equity Appreciation Award through the grant of options to purchase C&D Common Stock, and C&D approves such election, the award holder may receive a non-qualified stock option to purchase shares of C&D Common Stock under the C&D's Amended and Restated 1998 Stock Option Plan to purchase that number of shares of C&D Common Stock determined by dividing (x) the dollar amount of the Appreciation subject to settlement by (y) 75% of the fair market value of a share of C&D Common Stock on the date of the option grant.The per share exercise price of any such option shall equal 25% of the fair market value of a share of C&D Common Stock as of the date of the option grant.Any such options will have ten-year terms and will otherwise be subject to the C&D's Amended and Restated 1998 Stock Option Plan. If the Company board committee thereof that administers the Plan elects to settle an Equity Appreciation Award through the grant of restricted C&D Common Stock, and the C&D approves such election, the award holder may receive restricted C&D Common Stock having an aggregate fair market value (determined on the date of grant) equal to the Appreciation of the Equity Appreciation Award subject to settlement. Any options or restricted stock awards to acquire C&D Common Stock shall vest and become exercisable on a cumulative basis, as follows:one-third on the tenth day after the Liquidation Event, and an additional one-third on each of the first and second anniversaries of the Liquidation Event, provided that the holder is employed by the C&D on each such anniversary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth, as of March 27, 2003, certain information concerning the beneficial ownership of (a) each director, (b) each nominee for director, (c) each executive officer, (d) each holder of more than 5% of the Company's membership interests, and (e) all directors and executive officers as a group (based on 10,000 membership interests outstanding on such date). Each of the persons named below has sole voting power and sole investment power with respect to the membership interests set forth opposite his or her name, except as otherwise stated.

                                                                                      NUMBER OF         PERCENT OF
                                                                                     MEMBERSHIP         MEMBERSHIP
                             NAME OF BENEFICIAL OWNER                                 INTERESTS          INTERESTS
                             ------------------------                                 ---------          ---------
Kelso Investment Associates VI, L.P. and KEP VI, LLC(1)(2)......................        5,000              50.0%
Frank T. Nickell(1)(3)..........................................................        5,000(3)           50.0%(3)
Thomas R. Wall, IV(1)(3)........................................................        5,000(3)           50.0%(3)
George E. Matelich(1)(3)........................................................        5,000(3)           50.0%(3)
Michael B. Goldberg(1)(3)(4)....................................................        5,000(3)           50.0%(3)
David I. Wahrhaftig(1)(3).......................................................        5,000(3)           50.0%(3)
Frank K. Bynum, Jr.(1)(3).......................................................        5,000(3)           50.0%(3)
Philip E. Berney(1)(3)(4).......................................................        5,000(3)           50.0%(3)
Michael B. Lazar(1)(4)(5).......................................................            0               0.0%
Church & Dwight Co., Inc.(6)....................................................        5,000              50.0%
Robert A. Davies, III(4)(7).....................................................            0                 0
Bradley A. Casper(4)(7).........................................................            0                 0
Zvi Eiref(4)(7).................................................................            0                 0
Adrian Huns(7)..................................................................            0                 0
Maureen K. Usifer(7)............................................................            0                 0
Thomas Gehrmann(7)..............................................................            0                 0
T. Rosie Albright...............................................................            0                 0
All directors and executive officers of Armkel as a group (9 persons)(8)........        5,000(3)             50%(3)

----------
(1) The business address for these persons is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York 10022.
(2) Represents the combined ownership of Kelso Investment Associates VI, L.P. and KEP VI, LLC. Kelso Investment Associates VI, L.P. and KEP VI, LLC could be deemed to beneficially own each of the other's membership interests, but disclaim such beneficial ownership.
(3) Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney may be deemed to share beneficial ownership of membership interests owned of record by Kelso Investment Associates VI, L.P. and KEP VI, LLC, by virtue of their status as managing members of KEP VI, LLC and the general partner of Kelso Investment Associates VI, L.P. Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney share investment and voting power with respect to the membership interests owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC but disclaim beneficial ownership of such membership interests.
(4)  Members of the Company's board of directors.
(5) Mr. Lazar is not reporting any beneficial ownership, but could be deemed to share beneficial ownership of membership interests owned of record by Kelso Investment Associates VI, L.P. and KEP VI, LLC, by virtue of his status as a non-managing member of KEP VI, LLC and the general partner of Kelso Investment Associates VI, L.P. Mr. Lazar may be deemed to share investment and voting power with Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney with respect to the membership interests owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC but disclaims beneficial ownership of such membership interests.
(6) The business address for Church & Dwight Co., Inc. is 469 North Harrison Street, Princeton, New Jersey 08543.
(7) The business address for these persons is c/o Church & Dwight Co., Inc., 469 North Harrison Street, Princeton, New Jersey 08543.
(8) Includes membership interests the beneficial ownership of which Messrs. Berney and Goldberg may be deemed to share, as described in notes 3 and 5 above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ARRANGEMENTS WITH CHURCH & DWIGHT

     In connection with the consummation of the Acquisition, the Company entered into a series of agreements with C&D. C&D beneficially owns 50% of the Company's membership interests. C&D has the right to and has appointed three of the Company's six directors. The agreements are described below:

     Management Services Agreement. Under a management services agreement (the "MSA") C&D provides the Company with corporate management and administrative services primarily for its domestic operations. These services generally include, but are not limited to, sales, marketing, facilities operations, finance, accounting, MIS, legal and regulatory, human resources, R&D, Canadian sales and executive and senior management oversight of each of the above services, each as more fully described below. The Company employs its own finance managers and brand managers at C&D's Princeton, New Jersey corporate headquarters and manufacturing personnel located at the Colonial Heights facility. In addition, the Company employs its own R&D employees at the Cranbury, New Jersey facility.

     C&D has agreed that C&D personnel will provide substantially the same level of service and use substantially the same degree of care as consistent with the highest level of services, determined on an aggregate basis, provided by C&D to its own products, divisions or subsidiaries. In addition, C&D has agreed that it will not favor its own products, divisions or subsidiaries over those services provided to the Company under the management services agreement (as viewed on an aggregate basis), that it will make available all resources and personnel reasonably necessary to perform the services in a manner consistent with the standards described above and that all employees it designates to provide the services to the Company will have the appropriate skill sets to perform such services and that these employees will not, without the Company's prior approval, have material conflicts of interest or responsibilities that materially conflict with the services to be provided under the management services agreement.

     Under the management services agreement, C&D provides the Company with domestic selling services comparable to those provided at the Carter-Wallace consumer business historically, including direct selling activities to retail customers, supervision of broker organizations and operations for non-direct sales and related administrative functions such as pricing announcements, promotional bulletins, brand pricing and promotion execution. C&D's Canadian subsidiary and the Company's Canadian subsidiary provide certain services and employees to each other for the purposes of efficiently allocating management, administrative, operations and sales functions. During the year 2002, C&D will begin to provide general sales support for the Company's Canadian operations, similar to those C&D provides for the Company's domestic operations. The marketing services that C&D provides to the Company include creative services, packaging and graphic development, marketing research and related consumer testing services, website maintenance, consumer relations and specialized consumer promotion programs. C&D may, from time to time, contract with an outside advertising agency for certain creative services, including execution and production of television, radio and print commercials. The Company employs its own brand managers who coordinate marketing activities with the designated C&D employees.

     C&D provides the Company with domestic facilities and operational services that include customer service functions, production planning, transportation analysis, inventory control, engineering, purchasing, environmental and safety analysis, general plant supervision and manufacturing management and oversight, as well as, distribution services for all of the Company's domestic products, as described under "Manufacturing and Distribution Agreement."

     C&D also provides the Company with finance services and accounting services. The finance services consist of promotional payment services comparable to those provided at the Carter-Wallace consumer business historically. The Company employs its own personnel to perform budgeting, forecasting, financial analysis, and financial closing activities. C&D provides all of the Company's domestic accounting activities, including consolidation and reporting, accounts payable functions, credit and collections functions, cash applications to accounts receivables, treasury, risk management, general expense analysis, projections and external reporting functions. Consolidation and reporting activities include the Company's international businesses. Certain plant costs and inventory accounting functions are performed by the Company's own personnel.

     C&D provides the Company with management information services that include order processing, production of sales reports, deployment and sourcing of inventory and other inventory control functions, transportation planning, billing, promotion and pricing functions, maintenance of accounts payable and accounts receivable, sales forecasting, network maintenance and support, including desktop support, and data and voice communications and support of plant MIS functions.

     C&D also provides a full range of legal and regulatory services to the Company, including regulatory compliance and advertising claims support, litigation services, tax services, including planning and compliance, intellectual property management, employment matters, securities laws compliance and transactional legal services. In addition, international legal services will be provided on an as needed basis.

     C&D also provides the Company with general human resources corporate support for domestic and international operations. These services include employee relations support in all locations, organization development and executive training, implementation of short and long term incentive plans, recruiting, surveys of headcount, wages and work practices, general employer, operations and labor relations support and corporate benefits administration. The Company performs its own human resources functions at each of its plants and facilities.

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

     Under the MSA, C&D provides the Company with executive and senior management supervisory services, including oversight of all of the above services by designated management personnel, planning and oversight of the implementation of services under the agreement and development of the Company's general business strategy. These executive and senior management activities are to be performed at the direction of the Company's board of directors and under the supervision of its executive officers.

     In 2002 the Company paid to C&D $22 million for services C&D provides under the MSA based upon a schedule of costs. The Company paid annual fees of $1.7 million for domestic sales services; $1.6 million for Canadian sales services; $1.0 million for advertising and creative services; $1.7 million for operations functions; $2.2 million for accounting services; $1.6 million for management information services; $1.0 million for human resources functions; and $3.5 million for legal services, including regulatory affairs services; and the Company reimburses C&D for actual costs incurred for marketing, finance and R&D functions. In addition, the Company pays a quarterly fee equal to five percent of its EBITDA (as EBITDA is calculated pursuant to the term loan agreement, for information regarding EBITDA, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations") for the previous quarter, which fee will be adjusted annually, for executive and senior management oversight services. However, the Company and C&D have agreed to re-evaluate the fee structure under the MSA, including the underlying methods used to determine the allocations thereof, from time to time, and in any event at least annually and following any increase in the Company's fiscal year net sales by 10% or more over the prior fiscal year's net sales, to confirm that the fee structure produces a result consistent with the fair allocation of costs and benefits incurred by the parties. If the Company and C&D are unable to agree upon adjustments to the fee structure, the fixed fees paid under the MSA will be adjusted based on the increase and/or decrease in the consumer price index for that year.

     The term of the MSA is five years, with automatic one-year renewals unless the Company provides six months' notice that it does not want to renew the agreement. The Company may, acting at the direction of Kelso, terminate the MSA upon a change of control of C&D, upon a bankruptcy of either C&D or the Company, or upon the sale of C&D's or Kelso's ownership interests in the Company to a third party. See "The Joint Venture Agreement--Transfers of Interests; Preferential Purchase or Sale Rights" for a description of the circumstances under which C&D may transfer its interests in the Company.

     In addition, the MSA contains provisions that permit the Company to terminate the agreement with respect to any particular service or services provided by C&D, if:

     - such service or services have been significantly deficient for a period of at least 180 days, compared to how such service or services could have been provided by an independent third party who performed similar services for a business of the size and type of the Company, and such deficiency was within C&D's control;

     - the Company's chief executive officer recommends to its board of directors to terminate such service or services; and

     - the Company has provided written notice to C&D detailing such deficiency and has given C&D an opportunity to cure such deficiency for a period of at least 90 days.

     Manufacturing and Distribution Agreement. Pursuant to the manufacturing and distribution agreement, C&D manufactures products associated with the Nair product line for the Company using the Company's equipment, which the Company relocated to a C&D facility in 2002. The products are manufactured in an amount reflecting the Company's best estimates of its production requirements. The Company pays to C&D an annual fee (prorated for 2002) of $500,000 for manufacturing overheads, which includes quality control, maintenance and maintenance supplies, utilities, general plant supervision, property taxes and insurance, and an annual fee (prorated for 2002) of $300,000 for facilities operations, which includes customer service functions, production planning, inventory control, engineering, purchasing, environmental and safety analysis and implementation and manufacturing management. In addition, the Company reimburses C&D for their direct manufacturing labor costs. Under the manufacturing and distribution agreement, C&D provides distribution services for all of the Company's products, and the Company reimburses C&D for the actual costs of storage, handling, freight, raw and packaging materials, plus certain costs of warehousing, labor and overhead and returned goods processing based on time records, space utilization or a similar basis. Under certain circumstances, C&D has agreed to provide the Company manufacturing and distribution services with respect to any new products the Company may develop at a cost structure to be agreed by C&D and the Company.

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

     Governance. The joint venture agreement contains provisions regarding the Company's governance, including the following:

     - Board of Directors. The Company's board of directors consists of three directors appointed by C&D and three directors appointed by the Kelso funds. Any committee established by the Company's board of directors must have an equal number of directors appointed by the Kelso funds and by C&D. Any action by the Company's board of directors requires the affirmative vote of members holding a majority of membership interests present at a meeting at which such matter is voted upon, except that in certain matters, approval of at least one C&D director and at least one Kelso director is also required. The presence of an equal number of Kelso directors and C&D directors constitutes a quorum.

     - Officers and Management.The Company's officers may be removed by its board of directors (requiring, in the case of its chief executive officer, the approval of at least one Kelso director and one C&D director) or the Company's chief executive officer (in the case of its other officers). In addition, if certain financial targets are not satisfied, Kelso has the right to remove the Company's chief executive officer. Vacancies in the Company's officer positions will be filled by its board of directors (which, in the case of the Company's chief executive officer and chief financial officer positions, require the approval of a Kelso director and a C&D director) or the Company's chief executive officer.

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

     - Call Option. The Kelso funds have granted C&D an option to purchase the Kelso funds' membership interests in the Company. The option is exercisable at any time after the third anniversary and before the fifth anniversary of the closing of the Acquisition. The purchase price for the Kelso funds' interests in the Company is equal to 50% of the Company's fair market value at the time the option exercise notice is given, as determined pursuant to a valuation method set forth in the joint venture agreement. The purchase price is subject to certain floors and caps which are indexed to the Kelso funds' rate of return on their investment in the Company.

     - Right of First Offer and Drag Along Rights. The joint venture agreement provides for a mechanism whereby the Company's members may dispose of their interests and, in certain circumstances, force a sale of the entire entity. At any time after the fifth anniversary of the closing of the Acquisition, in the case of a request by the Kelso funds, and after the seventh anniversary of the closing of the Acquisition, in the case of a request by C&D, the Kelso funds or C&D may request that the other party purchase all (but not less than all) of the requesting party's ownership interests in the Company at a price specified in the request. If the other party declines the request, the requesting party may sell all of its interests and all of the other member's interest in the Company to a third party, with the proceeds of such sale to be distributed to the members in accordance with the terms of the joint venture agreement. Under certain circumstances, if the proceeds of a proposed third party sale are insufficient to provide the Kelso funds with a return of their initial investment (less $5.0 million), C&D may elect to purchase the Kelso funds' interests at a price equal to the amount of the Kelso funds' initial investment (less $5.0 million), or pay the Kelso funds the amount of such shortfall, as described below. Under certain circumstances in which Kelso requests that C&D purchase its ownership interests, and C&D declines, then following a bona fide sales process, Kelso may require C&D to purchase the Kelso funds' ownership interests for a price equal to Kelso's investment, less $5.0 million (as such terms are defined in the joint venture agreement). This amount would not be payable until after the seventh anniversary of the Acquisition.

     - Change of Control Put Option. The joint venture agreement also provides that, upon the occurrence of a change of control of C&D (as defined in the joint venture agreement), the Kelso funds may require C&D to purchase all of the Kelso funds' ownership interests in the Company at a price equal to (i) the fair market value of the Company at the time the option exercise notice is given, minus $5.0 million, multiplied by 50%, plus (ii) $5.0 million.

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

     Covenants of C&D. Under the joint venture agreement, C&D have agreed that:

     - without the prior consent of the Kelso funds, C&D will not incur any indebtedness unless C&D's ratio of consolidated debt to adjusted EBITDA (as defined in C&D's senior credit facility) for the prior four fiscal quarters is less than 4.5:1.0, or unless C&D has provided the Kelso funds with a letter of credit or other reasonably satisfactory credit support in an amount equal to the Kelso funds' initial capital contributions, less $5.0 million;

     - it will not create or cause or permit to exist any restriction on its ability to operate the Company or on the Company's ability to engage in any line of business; and

     - if presented with an opportunity to operate or invest in any entity engaged in the business of manufacturing, marketing or selling of condoms, depilatory products or diagnostic tests, or, with respect to non-U.S. operations, cosmetics, over-the-counter drugs or toning and exfoliating products, it will first offer such opportunity to the Company.

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

     Termination of the Joint Venture Agreement. The joint venture agreement will terminate upon the occurrence of any of the following:

     -    the vote of all members in favor of termination;

     -    an initial public offering of the Company's equity interests;

     - the payment of the proceeds of any sale of the Company to a third party, or upon the final liquidating distribution made in connection with a dissolution of the Company; or

     - the payment in full by either member of the purchase price for all the membership interests of the other member.

     Dissolution of the Company. The Company will be dissolved and its assets liquidated upon the occurrence of any of the following:

     -    the vote of all members in favor of dissolution;

     - the sale, exchange or disposition of substantially all of the Company's assets;

     - an insolvency event with respect to any member, if other members holding at least 50.0% of the interests vote in favor of dissolution;

     - it becoming unlawful for a member to conduct its business substantially in the manner contemplated by the joint venture agreement; or

     -    a judicially ordered dissolution.

ONGOING ARRANGEMENTS WITH CARTER-WALLACE

     General. As a condition to, and as part of, the Acquisition, the Company entered into a number of agreements to provide certain services to, and receive certain services from, Medpointe, the successor to Carter-Wallace. These services relate to certain aspects of the businesses to be operated by the Company and Medpointe following the Acquisition.During 2002 these agreements and the related services terminated.On November 27, 2002 Medpointe vacated the Cranbury facility.

     The Indemnification Agreements. Upon consummation of the Acquisition, certain stockholders of Carter-Wallace entered into an indemnification agreement, pursuant to which they are be required to indemnify the merger buyer and certain related parties from damages suffered by such parties in relation to the exercise of appraisal rights with respect to the merger under the Delaware General Corporation Law. The Company has entered into an agreement pursuant to which it has agreed to indemnify Carter-Wallace and certain related parties from liabilities of Carter-Wallace relating to any action challenging the validity of the merger or the Acquisition (other than on antitrust grounds) and 60% of all liabilities of Carter-Wallace relating to the exercise of appraisal rights with respect to the merger under the Delaware General Corporation Law. The agreement to which the Company is a party provides for indemnification after taking into account any amounts received under the indemnification agreement between Carter-Wallace and certain of its stockholders described above. The Company believes that the combined effect of these agreements is that our potential indemnification obligations with respect to appraisal rights claims are effectively limited to approximately $12.0 million, although there is no cap on the Company's indemnification obligation arising out of other transaction-related liabilities of Carter-Wallace. However, in connection with the Company's sale of the Disposed Businesses to C&D, C&D agreed to indemnify the Company for up to 17.38% of amounts that the Company may become liable for pursuant to the indemnification agreement with Carter-Wallace

     The Company has also agreed to indemnify Carter-Wallace and certain related parties against liabilities assumed by us pursuant to the Asset Purchase Agreement. Carter-Wallace has agreed to indemnify the Company and certain related parties against any liabilities not assumed by the Company in the Asset Purchase Agreement.

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

OTHER AGREEMENTS

     Kelso Financial Advisory Services Agreement. Kelso has agreed to provide the Company with financial advisory services for which the Company pays an annual fee of $1.0 million. The Company has agreed to indemnify Kelso against certain liabilities and reimburse expenses in connection with its engagement. For the year ended December 31, 2002, the Company paid Kelso $1.0 million for 2002 financial advisory fees plus prepaid the 2003 financial advisory services fee of $1.0 million at a discounted value.

ITEM 14.  CONTROLS AND PROCEDURES.

     Within the ninety (90) days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.Based upon that evaluation, we have concluded that the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting within the time periods specified in the SEC's rules and forms material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     Since the Chief Executive Officer's and Chief Financial Officer's most recent review of the Company's internal controls systems, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1. FINANCIAL STATEMENTS

    SEE ITEM 8. FINANCIAL STATEMENTS AND OTHER DATA

(A) 2. FINANCIAL STATEMENTS SCHEDULE

    Included in Part IV of this report:

    SEE ITEM 8. FINANCIAL STATEMENTS AND OTHER DATA

(A) 3. EXHIBITS

   EXHIBIT
   NUMBERS                                 DESCRIPTION
   -------                                 -----------
     3.1 Certificate of Formation of Armkel, LLC dated March 9, 2001 (Incorporated by Reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4, dated November 9, 2001)

     3.2 Limited Liability Company Agreement of Armkel, LLC, dated as of March 9, 2001 (Incorporated by Reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, dated November 9, 2001)

     3.3 Amended and Restated Limited Liability Company Agreement of Armkel, LLC, dated as of August 27, 2001 (Incorporated by Reference to Exhibit 3.3 to the Company's Registration Statement on Form S-4, dated November 9, 2001)

     3.4 Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Armkel, LLC, dated as of September 24, 2001 (Incorporated by Reference to Exhibit 3.4 to the Company's Registration Statement on Form S-4, dated November 9, 2001)

     3.5 Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Armkel, LLC dated as of September 24, 2001 (Incorporated by Reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K dated March 29, 2002)

     4.1 Indenture, dated as of August 28, 2001, by and among Armkel, LLC, Armkel Finance, Inc. and The Bank of New York, as Trustee (Incorporated by Reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, dated November 9, 2001)

     4.2 Registration Rights Agreement dated as of August 28, 2001 by and among Armkel, LLC, Armkel Finance, Inc., J.P. Morgan Securities Inc. and Deutsche Banc. Alex Brown Inc. (Incorporated by Reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, dated November 9, 2001)

     10.1 Management Services Agreement dated as of September 28, 2001 by and between Church & Dwight Co., Inc. and Armkel, LLC (Incorporated by Reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4, dated November 9, 2001)

   EXHIBIT
   NUMBERS                              DESCRIPTION
   -------                              -----------
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

     10.11 The Carter-Wallace, Inc. Change in Control Severance Plan, as amended and restated, effective May 7, 2001 (Incorporated by Reference to Exhibit 10.11 to the Company's Registration Statement on Form S-4, dated November 9, 2001)

     10.12 Church & Dwight Severance Policy, effective March 28, 2001 (Incorporated by Reference to Exhibit 10.12 to the Company's Registration Statement on Form S-4, dated November 9, 2001)

     +10.13 Employment Letter, dated as of September 28, 1998, between Adrian Huns and Carter-Wallace, Inc. (Incorporated by Reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4, dated November 9, 2001)

     *+10.14 Employment Agreement between Adrian Huns and the Company, effective June 1, 2002.

     *+10.15      Armkel, LLC Equity Appreciation Plan, effective September 29,
                  2002.

        *21       Subsidiaries of the Registrant

        *23       Consent of Independent Auditors

      *99.1 Statement regarding the Certification of the CEO of Armkel, LLC. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

      *99.2 Statement regarding the Certification of the CFO of Armkel, LLC.Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

----------
* filed herewith
+ indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2002.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS (1)
BALANCE AT BEGINNING OF PERIOD 8/28/01 (INCEPTION) ...........................................     $   --

Reserves acquired as part of acquisition of Carter-Wallace Consumer Business
 Excluding anti-perspirants & pet care products...............................................      1,847

Additions
     Charged to expenses & costs..............................................................        751

Deductions:
     Amounts Written off:.....................................................................       (445)
     Foreign currency translation adjustments.................................................        (12)
                                                                                                   ------
BALANCE AT END OF PERIOD 12/31/01.............................................................     $2,141
                                                                                                   ======

Additions
     Charged to expenses & costs..............................................................        784

Deductions:
      Amounts Written off:....................................................................       (799)
      Foreign currency translation adjustments................................................         51
                                                                                                   ------
BALANCE AT END OF PERIOD 12/31/02.............................................................     $2,177
                                                                                                   ======

(1)  2001 balances reclassified for conformity to 2002 presentation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2003.

                                      ARMKEL, LLC

                                      By:       /s/ Robert A. Davies, III
                                           ------------------------------------
                                                  ROBERT A. DAVIES, III
                                                 CHIEF EXECUTIVE OFFICER



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ ROBERT A. DAVIES,III                                        Chief Executive Officer, Director               March 27, 2003
-----------------------------------------------------------       (Principal Executive  Officer)
ROBERT A. DAVIES, III


/s/ MAUREEN K. USIFER                                           Chief Financial Officer, (Principal             March 27, 2003
-----------------------------------------------------------       Financial Officer and Principal
MAUREEN K. USIFER                                                 Accounting Officer)


/s/ BRADLEY A. CASPER                                           Director                                        March 27, 2003
-----------------------------------------------------------
BRADLEY A. CASPER


/s/ PHILIP E. BERNEY                                            Director                                        March 27, 2003
-----------------------------------------------------------
PHILIP E BERNEY


/s/ ZVI EIREF                                                   Director                                        March 27, 2003
-----------------------------------------------------------
ZVI EIREF


/s/ MICHAEL B. GOLDBERG                                         Director                                        March 27, 2003
-----------------------------------------------------------
MICHAEL B. GOLDBERG


/s/ MICHAEL B. LAZAR                                            Director                                        March 27, 2003
-----------------------------------------------------------
MICHAEL B. LAZAR

                                 CERTIFICATIONS


     I, Robert A. Davies, III, certify that:

     1.   I have reviewed this annual report on Form 10-K of Armkel, LLC;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this annual report (the "Evaluation Date); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        By:     /s/ Robert A. Davies, III
                                                -------------------------------
                                                Name:   Robert A. Davies, III
                                                Title:  Chief Executive Officer

                                        Dated:  March 27, 2003

                                 CERTIFICATIONS


     I, Maureen K. Usifer, certify that:

     1.   I have reviewed this annual report on Form 10-K of Armkel, LLC;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this annual report (the "Evaluation Date); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         By:    /s/ Maureen K. Usifer
                                                --------------------------------
                                                Name:   Maureen K. Usifer
                                                Title:  Chief Financial Officer

                                         Dated: March 27, 2003