Form 10-Q
period 2003-03-28
ARMKEL LLC
filed 2003-05-12
CIK 1140590

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 28, 2003


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

                                       Yes |X|            No |_|

As of May 9, 2003, all of the 10,000 outstanding membership interests in Armkel, LLC were held by affiliates.


================================================================================

                         PART I - FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                          ARMKEL, LLC AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                           CHANGES IN MEMBERS' EQUITY
                                   (Unaudited)

                                                                                   Three Months Ended
(Dollars in thousands)                                                           March 28,          March 31,
                                                                                    2003                2002
                                                                                    ----                ----

Net Sales............................................................           $   99,654         $    87,372
Cost of goods sold...................................................               41,169              45,234
                                                                                ----------         -----------
Gross Profit.........................................................               58,485              42,138
Marketing expenses...................................................               12,009              11,449
Selling, general and administrative expenses.........................               21,376              20,421
                                                                                ----------         -----------
Income from Operations...............................................               25,100              10,268
Interest expense.....................................................               (8,890)             (9,379)
Interest income......................................................                  281                 285
Other income (expense)...............................................                 (284)                (72)
                                                                                -----------        ------------
Income before taxes..................................................               16,207               1,102
Income taxes.........................................................                3,104               1,364
                                                                                ----------         -----------
Income from continuing operations ...................................               13,103                (262)
Income from discontinued operations..................................                  254                 570
Gain on disposition of discontinued operations.......................                1,862                  --
                                                                                ----------         -----------
Net Income...........................................................               15,219                 308
Other comprehensive income (loss) ...................................                  648              (1,131)
                                                                                ----------         ------------
Total comprehensive income (loss)....................................               15,867                (823)
Members' Equity at Beginning of Period...............................              229,680             203,586
                                                                                ----------         -----------
Members' Equity at End of Period.....................................           $  245,547         $   202,763
                                                                                ==========         ===========


            See Notes to Condensed Consolidated Financial Statements.

                          ARMKEL, LLC AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS




(Dollars in thousands)                                                             March 28, 2003       Dec. 31, 2002
                                                                                   --------------       -------------
                                                                                    (Unaudited)
Assets
Current Assets
Cash and cash equivalents.......................................................    $    48,606         $    54,780
Accounts receivable, less allowances of $2,349 and $2,177.......................         91,160              75,864
Inventories.....................................................................         56,720              53,427
Prepaid expenses................................................................          5,291               5,557
Assets of discontinued operations...............................................             --              42,079
Net assets held for sale........................................................         14,600              14,600
                                                                                    -----------         -----------
Total Current Assets............................................................        216,377             246,307
Property, Plant and Equipment (Net).............................................         73,655              72,867
Tradenames and Patents..........................................................        260,150             261,275
Goodwill........................................................................        205,844             205,467
Deferred Financing Costs........................................................         16,480              17,380
Other Assets....................................................................          5,405               5,218
                                                                                    -----------         -----------
Total Assets....................................................................    $   777,911         $   808,514
                                                                                    ===========         ===========

Liabilities and Members' Equity
Current Liabilities
Short-term borrowings...........................................................    $        --         $        55
Accounts payable and accrued expenses...........................................         83,899              85,036
Liabilities of discontinued operations..........................................             --              23,582
Current portion of long-term debt...............................................          7,657              28,501
Taxes payable...................................................................          3,845               1,606
                                                                                    -----------         -----------
Total Current Liabilities.......................................................         95,401             138,780
Long-term Debt..................................................................        407,597             411,634
Deferred Income Taxes...........................................................          8,480               8,500
Deferred and Other Long-term Liabilities........................................         20,886              19,920
Commitments and Contingencies
Members' Equity
Net contributed capital.........................................................        220,500             220,500
Retained earnings...............................................................         30,785              15,566
Accumulated other comprehensive loss............................................         (5,738)             (6,386)
                                                                                    -----------         -----------
Total Members' Equity...........................................................        245,547             229,680
                                                                                    -----------         -----------
Total Liabilities and Members' Equity...........................................    $   777,911         $   808,514
                                                                                    ===========         ===========

            See Notes to Condensed Consolidated Financial Statements.

                          ARMKEL, LLC AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                            Three Months Ended
                                                                                            ------------------
                                                                                         March 28,        March 31,
(Dollars in thousands)                                                                     2003             2002
                                                                                           ----             ----
Cash Flow From Operating Activities:
Net Income........................................................................    $    15,219       $       308
Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation and amortization................................................          3,933             4,157
     Unrealized gain on foreign exchange transactions.............................             81               202
     Net (income) loss from discontinued operations...............................           (254)             (570)
     Net gain on sale of discontinued operations..................................         (1,862)               --
Change in assets and liabilities:
     (Increase) in accounts receivable............................................        (12,337)             (818)
     (Increase) Decrease in inventories...........................................         (1,995)            5,634
     (Increase) Decrease in prepaid expenses and other current assets.............            326               (47)
     (Decrease) in accounts payable and other accrued expenses....................         (2,549)          (17,448)
     (Increase)in other...........................................................         (1,927)           (2,092)
                                                                                      ------------      ------------
Net Cash Used in Operating Activities.............................................         (1,365)          (10,674)
                                                                                      ------------      ------------
Cash Flow From Investing Activities:
Additions to property, plant and equipment........................................         (2,054)           (2,196)
Proceeds from divestiture.........................................................         22,573                --
                                                                                      -----------       -----------
Net Cash Provided by (Used in) Investing Activities...............................         20,519            (2,196)
                                                                                      -----------       ------------
Cash Flow From Financing Activities:
Repayment of syndicated bank credit facility......................................        (26,253)                --
Payment of deferred financing costs...............................................             --              (167)
                                                                                      -----------       -----------
Net Cash Used in Financing Activities.............................................        (26,253)             (167)
                                                                                      ------------      -----------
Effect of exchange rate changes on cash and cash equivalents......................            925              (200)
                                                                                      -----------       -----------
Net Change in Cash and Cash Equivalents...........................................         (6,174)          (13,237)
Cash and Cash Equivalents at Beginning of Period..................................         54,780            55,617
                                                                                      -----------       -----------
Cash and Cash Equivalents at End of Period........................................    $    48,606       $    42,380
                                                                                      ===========       ===========

            See Notes to Condensed Consolidated Financial Statements.

                          ARMKEL, LLC AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Financial Statement Presentation

The condensed consolidated balance sheet as of March 28, 2003, the condensed consolidated statements of income and changes in members' equity for the three months ended March 28, 2003 and March 31, 2002, and the consolidated statement of cash flows for the three months ended March 28, 2003 and March 31, 2002 have been prepared by Armkel, LLC and subsidiaries (the "Company") and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at March 28, 2003 and for all periods presented have been made.

Fifty-percent (50%) of the membership interests in the Company is owned by each of Church & Dwight Co., Inc. ("C&D") and certain affiliates of Kelso & Company, L.P. ("Kelso").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 required Form 10-K filing. Certain items previously reported in specific captions in the accompanying financial statements have been reclassed to conform with current period classification. The financial statement effect of the recently divested Italian operations is recognized as discontinued operations in all periods. The results of operations for the period ended March 28, 2003 are not necessarily indicative of the operating results for the full year.

2.       Inventories consist of the following:

                                                                                  March 28, 2003   Dec. 31, 2002
                                                                                  --------------   -------------
         (In thousands)
         Raw materials and supplies.............................................     $   14,118        $  10,561
         Work in process........................................................          6,261            5,983
         Finished goods.........................................................         36,341           36,883
                                                                                     ----------        ---------
                                                                                     $   56,720        $  53,427
                                                                                     ==========        =========

3.       Property, Plant and Equipment consist of the following:

                                                                                  March 28, 2003     Dec. 31, 2002
                                                                                  --------------     -------------
         (In thousands)
         Land...................................................................     $    7,160          $ 7,067
         Buildings and improvements.............................................         21,849           21,620
         Machinery and equipment................................................         45,372           44,946
         Office equipment and other assets......................................          4,294            3,800
         Construction in progress...............................................          6,219            4,716
                                                                                     ----------        ---------
                                                                                         84,894           82,149
         Less accumulated depreciation and amortization.........................         11,239            9,282
                                                                                     ----------        ---------
         Net Property, Plant and Equipment......................................     $   73,655        $  72,867
                                                                                     ==========        =========


4.   Goodwill and Intangible Assets

The following tables discloses the carrying value of all intangible assets:

                                             March 28,  2003                           December 31, 2002
                                             ---------------                           -----------------
                                 Gross Carrying    Accum.                  Gross Carrying     Accum.
(In thousands)                      Amount      Amortization      Net          Amount      Amortization      Net
                                    ------      ------------      ---          ------      ------------      ---
Amortized intangible assets:
---------------------------
     Patents                       $  27,500      $  6,750    $   20,750     $   27,500      $ 5,625      $  21,875
                                   =========      ========    ==========     ==========      =======      =========
Unamortized intangible assets - Carrying value
-----------------------------
     Tradenames                    $ 239,400                                 $  239,400
                                   =========                                 ==========

                          ARMKEL, LLC AND SUBSIDIARIES

Intangible amortization expense amounted to $1.1 million for the three months ended March 28, 2003 and March 31, 2002. The estimated intangible amortization is approximately $4.5 million per year over the remaining amortization period. The weighted average amortization period for patents is 6.4 years.

The changes in the carrying amount of goodwill for the three months ended March 28, 2003 is as follows:

(In thousands)                                                        Domestic      International          Total
                                                                      --------      -------------         -------
Balance December 31, 2002.....................................       $173,006        $   32,461        $   205,467
Foreign exchange/other........................................             --               377                377
                                                                     --------        ----------        -----------
Balance March 28, 2003........................................       $173,006        $   32,838        $   205,844
                                                                     ========        ==========        ===========

5.   Related Party Transactions

Arrangements with Church & Dwight
---------------------------------

The Company owed C&D $6.4 million and $3.5 million for primarily administrative and management oversight services for the three months ended March 28, 2003 and March 31, 2002, respectively. The Company sold $0.7 and $5.4 million of deodorant/antiperspirant inventory to C&D at its cost during the three months ended March 28, 2003 and March 31, 2002, respectively. The Company purchased $0.8 million and $0.1 million of Arm & Hammer products to be sold in international markets during the three months ended March 28, 2003 and March 31, 2002, respectively. During the three months ended March 31, 2002, the Company charged C&D $1.0 million of transition administrative services. The Company had a net payable to C&D at March 28, 2003 and March 31, 2002, respectively, of approximately $3.5 million and $6.0 million that primarily related to administration fees and invoices paid by C&D on behalf of Armkel, offset by amounts owed for inventory.

Arrangements with Kelso
-----------------------

Kelso provides the Company with financial advisory services for which the Company pays an annual fee of $1.0 million. The Company indemnifies Kelso against certain liabilities and reimburses expenses in connection with its engagement. The Company prepaid Kelso's 2003 annual fee at the end of December 2002. For the three months ended March 31, 2002, the Company paid Kelso $0.3 million.

6.    Contingencies

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

                         ARMKEL, LLC AND SUBSIDIARIES

The Company, Medpointe and the indemnifying shareholders believe that the consideration offered in the merger was fair to the former Carter-Wallace shareholders and have vigorously defended the petitioner's claim. However, the Company cannot predict the outcome of the proceedings.

On August 26, 2002, the Company filed suit against Pfizer in the District Court of New Jersey to redress infringement of two (2) of the Company's patents directed to pregnancy diagnostic devices. The suit claims that Pfizer's "ept" product infringes these patents. The Company is seeking a reasonable royalty and associated damages as compensation for Pfizer's infringement. The Court has ordered a Settlement Conference for June 10, 2003, and has set dates throughout 2003 for various stages of discovery.

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

Relating to this issue, on February 28, 2003 a class action suit, Lisette Velez
v. Church & Dwight Co., Inc., et als including Armkel, LLC, was filed against the Company and C&D, and two other condom manufacturers, in the Superior Court of New Jersey. The lawsuit alleges that condoms lubricated with N-9 are being marketed in a misleading manner because the makers of such condoms claim they aid in the prevention of sexually transmitted diseases whereas, according to the plaintiffs, public health organizations have found that N-9 usage can under some circumstances increase the risk of transmission of disease. Condoms with N-9 have been marketed for many years as a cleared medical device under applicable FDA regulations. The Company together with the other two defendants, have filed a motion to dismiss the action on the ground that the subject matter is preempted by federal regulation, however, the Company cannot predict the outcome of this litigation.

The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position or results of operation.

7.   Reorganization Reserve

As of September 28, 2001, the date of the acquisition of the Carter-Wallace Consumer Business, (the "Predecessor"), the Company started to implement a plan to reorganize the operation of the acquired consumer business. The main components of the plan included rationalizing facilities for which the Company had incurred lease termination costs, environmental remediation costs and work force rationalization costs. The plan was finalized in 2002 and the Company expects to complete the plan in 2003 except for certain long-term contractual obligations related to benefits for certain former executives of Carter-Wallace, Inc.

                         ARMKEL, LLC AND SUBSIDIARIES

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

The following table summarizes the activity in the Company's reorganization accruals:

                                                                      Reserves at      Payments and    Reserves at
(In thousands)                                                       Dec. 31, 2002      Adjustments    March 28, 2003
                                                                     -------------      -----------    --------------

Severance and other charges.......................................     $   6,005        $   (1,668)        $   4,337
Environmental remediation costs...................................         1,828               (83)            1,745
Lease termination costs...........................................           110               (12)               98
                                                                       ---------        -----------        ---------
                                                                       $   7,943        $   (1,763)        $   6,180
                                                                       =========        ===========        =========

8.   Assets Held for Sale

In the third quarter of 2002, the Company made a commitment to sell its land and buildings, excluding the research and development building, at its Cranbury, New Jersey location and, as such, has classified these assets as held for sale. This property, with a fair market value of $14.6 million, will likely be sold to land developers who would use it for purposes other than manufacturing.

9.   Discontinued Operations

At the end of December 2002, the Company signed a definitive agreement to sell its Italian operations. On February 20, 2003, the sale was completed with proceeds of $22.6 million. The Company recorded an after-tax gain on the sale of these operations of approximately $1.9 million. As part of this transaction, the Company recorded a $.5 million guarantee reserve which is the estimated fair value of the contractual indemnification obligation of the Company to the buyer of the Italian operations. Exposure under such indemnification obligation is capped at 1.5 million Euros. For the three months ended March 28, 2003, net sales from the Italian operations was $10.0 million as compared to $9.1 million for the same period in 2002 and income from discontinued operations was $0.3 million (net of taxes of $0.3 million) as compared to $0.6 million (net of taxes of $0.5 million) for the same period in 2002. The proceeds were used to pay down the term loan debt and costs associated with the divestiture. The financial statements of the comparable periods of a year ago in this report have been reclassified for discontinued operations.

10.   Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has assessed SFAS No. 143 and has determined there is no material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions were effective for financial statements of interim or annual periods ending after December 15, 2002.

In April 2003, the FASB issued SFAS No. 149,"Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in

                         ARMKEL, LLC AND SUBSIDIARIES
relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company will adopt the provisions of the statement on its effective date.

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

Supplemental information for condensed consolidated balance sheets at March 28, 2003, condensed consolidated income statements and consolidated cash flows for the period from December 31, 2002 to March 28, 2003 is summarized as follows (amounts in thousands):

                         ARMKEL, LLC AND SUBSIDIARIES

Statements of Income
                                                              For The Three Months Ended March 28, 2003
                                                  ------------------------------------------------------------------
                                                                                                           Total
                                                  Domestic         International     Eliminations       Consolidated
                                                  --------         -------------     ------------       ------------
Net sales...................................     $    53,706      $     47,525        $    (1,577)       $   99,654
Cost of goods sold..........................          20,238            22,508             (1,577)           41,169
                                                 -----------      ------------        ------------      -----------
Gross profit................................          33,468            25,017                 --            58,485
Operating expenses..........................          18,380            15,005                 --            33,385
                                                 -----------      ------------        -----------       -----------
Income from operations......................          15,088            10,012                 --            25,100
Interest expense............................          (8,593)             (297)                --            (8,890)
Interest income.............................              98               183                 --               281
Intercompany accounts.......................           1,384            (1,384)                --                --
Other income (expense)......................             (29)             (255)                --              (284)
                                                 ------------     -------------       -----------       ------------
Income before taxes.........................           7,948             8,259                 --            16,207
Income taxes................................              --             3,104                 --             3,104
                                                 -----------      ------------        -----------       -----------
Income from continuing operations...........           7,948             5,155                 --            13,103
Income from discontinued operations.........              --               254                 --               254
Gain on disposition of discontinued operations            --             1,862                 --             1,862
                                                 -----------      ------------        -----------       -----------
   Net Income...............................     $     7,948      $      7,271        $        --        $   15,219
                                                ============      ============        ===========        ==========



                                                              For the Three Months Ended March 31, 2002
                                                  -----------------------------------------------------------------
                                                                                                          Total
                                                   Domestic       International      Eliminations      Consolidated
                                                   --------       -------------      ------------      ------------
Net sales...................................      $   51,432       $    38,712        $    (2,772)      $    87,372
Cost of goods sold..........................          28,697            19,309             (2,772)           45,234
                                                  ----------       -----------        ------------      -----------
Gross profit................................          22,735            19,403                 --            42,138
Operating expenses..........................          17,005            14,865                 --            31,870
                                                   ---------       -----------        -----------       -----------
Income from operations......................           5,730             4,538                 --            10,268
Interest expense............................          (9,115)             (264)                --            (9,379)
Interest income.............................             157               128                 --               285
Intercompany accounts.......................           1,476            (1,476)                --                --
Other income (expense)......................            (694)              622                 --               (72)
                                                  -----------      -----------        -----------       ------------
Income before taxes.........................          (2,446)            3,548                 --             1,102
Income taxes................................              --             1,364                 --             1,364
                                                  ----------       -----------        -----------       -----------
Income from continuing operations...........          (2,446)            2,184                 --              (262)
Income from discontinued operations.........              --               570                 --               570
Gain on disposition of discontinued operations            --                --                 --                --
                                                  ----------        ----------        -----------       -----------
   Net Income...............................     $    (2,446)       $    2,754        $        --       $       308
                                                 ===========        ==========        ===========       ===========

                         ARMKEL, LLC AND SUBSIDIARIES


Consolidated Balance Sheet                                                    March 28, 2003
                                                     ---------------------------------------------------------------
                                                                                                          Total
                                                   Domestic       International      Eliminations      Consolidated
                                                   --------       -------------      ------------      ------------
Cash and cash equivalents..................       $   22,946       $    25,660        $        --        $   48,606
Accounts receivable, less allowances.......           29,537            61,623                 --            91,160
Inventories................................           25,605            31,115                 --            56,720
Prepaid expenses...........................            1,276             4,015                 --             5,291
Net assets held for sale  .................           14,600                --                 --            14,600
                                                 -----------       -----------        -----------        ----------
   Total current assets....................           93,964           122,413                 --           216,377
Property, plant and equipment (net)........           49,275            24,380                 --            73,655
Notes receivable...........................           65,490                --            (65,490)               --
Investment in subsidiaries.................           53,760                --            (53,760)               --
Tradenames and patents.....................          221,950            38,200                 --           260,150
Goodwill...................................          173,006            32,838                 --           205,844
Deferred financing costs...................           16,480                --                 --            16,480
Other assets...............................            2,621             2,784                 --             5,405
                                                 -----------       -----------        -----------        ----------
   Total assets............................      $   676,546       $   220,615        $  (119,250)       $  777,911
                                                 ===========       ===========        ===========        ==========

Accounts payable and accrued expenses......      $    38,292       $    45,607        $        --        $   83,899
Intercompany accounts......................           (1,839)            1,839                 --                --
Current portion of long-term debt..........            4,973             2,684                 --             7,657
Taxes payable..............................               --             3,845                 --             3,845
                                                 -----------       -----------        -----------        ----------
   Total current liabilities...............           41,426            53,975                 --            95,401
Long-term debt.............................          392,564            15,033                 --           407,597
Deferred income taxes......................               --             8,480                 --             8,480
Notes payable..............................               --            76,978            (76,978)               --
Deferred and other long-term liabilities...           10,762            10,124                 --            20,886
                                                  ----------       -----------        -----------        ----------
   Total liabilities.......................          444,752           164,590            (76,978)          532,364
Members' Equity and Subsidiary Capital
Net contributed capital....................          220,500            42,264            (42,264)          220,500
Retained earnings..........................           16,382            14,403                 --            30,785
Accumulated other comprehensive loss.......           (5,088)             (642)                (8)           (5,738)
                                                 -----------       -----------        -----------        ----------
Total members' equity and subsidiary capital         231,794            56,025            (42,272)          245,547
                                                 -----------       -----------        -----------        ----------
   Total liabilities and members' equity...      $   676,546       $   220,615        $  (119,250)       $  777,911
                                                 ===========       ===========        ===========        ==========

                         ARMKEL, LLC AND SUBSIDIARIES

Consolidated Balance Sheet                                                   December 31, 2002
                                                     ----------------------------------------------------------------
                                                                                                           Total
                                                    Domestic      International     Eliminations        Consolidated
                                                    --------      -------------     ------------        ------------
Cash and cash equivalents...................      $   35,093       $   19,687         $       --         $    54,780
Accounts receivable, less allowances........          21,885           53,979                 --              75,864
Inventories.................................          22,948           30,479                 --              53,427
Prepaid expenses............................           1,428            4,129                 --               5,557
Net assets of discontinued operations.......              --           42,079                 --              42,079
Net assets held for sale ...................          14,600               --                 --              14,600
                                                 -----------        ---------         ----------         -----------
   Total current assets.....................          95,954          150,353                 --             246,307
Property, plant and equipment (net).........          48,646           24,221                 --              72,867
Investment in subsidiaries..................          58,591               --            (58,591)                 --
Notes receivable............................          63,357               --            (63,557)                 --
Tradenames and patents......................         223,075           38,200                 --             261,275
Goodwill....................................         173,006           32,461                 --             205,467
Deferred financing costs....................          17,380               --                 --              17,380
Other assets................................           2,665            2,553                 --               5,218
                                                  -------------    ----------         ----------         -----------
   Total assets.............................      $  682,874       $  247,788         $ (122,148)        $   808,514
                                                  ==========       ==========         ===========        ===========
Short-term borrowings.......................      $       --       $       55         $       --         $        55
Accounts payable and accrued expenses.......          44,762           40,274                 --              85,036
Intercompany accounts.......................          (3,633)           3,633                 --                  --
Net liabilities of discontinued operations .              --           23,582                 --              23,582
Current portion of long-term debt...........           9,541           18,960                 --              28,501
Taxes payable...............................              --            1,606                 --               1,606
                                                  ----------       ----------         ----------          ----------
   Total current liabilities................          50,670           88,110                 --             138,780
Long-term debt..............................         397,838           13,796                 --             411,634
Deferred income taxes.......................             --             8,500                 --               8,500
Notes payable...............................             --            69,138            (69,138)                 --
Deferred and other long-term liabilities....          10,705            9,215                 --              19,920
                                                  ----------       ----------         ----------         -----------
   Total liabilities........................         459,213          188,759            (69,138)            578,834
Members' Equity and Subsidiary Capital
Net contributed capital.....................         220,500           52,061            (52,061)            220,500
Retained earnings...........................           8,434            7,132                 --              15,566
Accumulated other comprehensive loss........          (5,273)            (164)              (949)             (6,386)
                                                 -----------       ----------         ----------         -----------
Total members' equity and subsidiary capital         223,661           59,029            (53,010)            229,680
                                                 -----------       ----------         ----------         -----------
   Total liabilities and members' equity....     $   682,874       $  247,788         $ (122,148)        $   808,514
                                                 ===========       ==========         ==========         ===========


                         ARMKEL, LLC AND SUBSIDIARIES


Statement of Cash Flows                                                        For The Three Months Ended March 28, 2003
                                                                               -----------------------------------------
                                                                                                              Total
                                                                            Domestic     International    Consolidated
Cash Flow From Operating Activities:                                        --------     -------------    ------------
Net Income.............................................................   $    7,948      $     7,271      $    15,219
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization.......................................        2,956              977            3,933
   Unrealized (gain) loss on foreign exchange transactions.............          (42)             123               81
   Net income from discontinued operations.............................           --             (254)            (254)
   Net gain on sale of discontinued operations.........................           --           (1,862)          (1,862)
Change in assets and liabilities:
   (Increase) in accounts receivable...................................       (7,833)          (4,504)         (12,337)
   Decrease (Increase) in inventories..................................       (2,657)             662           (1,995)
   Decrease in prepaid expenses and other current assets...............          161              165              326
   (Decrease) Increase in accounts payable and other accrued expenses..       (7,186)           4,637           (2,549)
   (Decrease) Increase in other........................................        2,208           (4,135)          (1,927)
                                                                         -----------      -----------      -----------
Net Cash (Used in) Provided by Operating Activities....................       (4,445)           3,080           (1,365)
                                                                         -----------      -----------      -----------
Cash Flow From Investing Activities:
   Additions to property, plant & equipment............................       (1,503)            (551)          (2,054)
   Proceeds from divestiture...........................................           --           22,573           22,573
                                                                         -----------      -----------      -----------
Net Cash (Used in) Provided by Investing Activities....................       (1,503)          22,022           20,519
                                                                         -----------      -----------      -----------
Cash Flow from Financing Activities:
   Repayment of syndicated bank credit facility........................       (9,881)         (16,372)         (26,253)
   Intercompany capital contribution...................................        9,797           (9,797)              --
   Intercompany debt transactions......................................       (6,115)           6,115               --
                                                                          ----------      -----------       ----------
Net Cash Used in Financing Activities..................................       (6,199)         (20,054)         (26,253)
                                                                          ----------      -----------       ----------
Effect of exchange rate changes on cash and cash equivalents...........           --              925              925
                                                                          ----------      -----------       ----------
NET CHANGE IN CASH & CASH EQUIVALENTS..................................      (12,147)           5,973           (6,174)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................       35,093           19,687           54,780
                                                                          ----------      -----------       ----------
CASH & CASH EQUIVALENTS AT END OF PERIOD...............................   $   22,946      $    25,660       $   48,606
                                                                          ==========      ===========       ==========

                         ARMKEL, LLC AND SUBSIDIARIES


Statement of Cash Flows                                                   For The Three Months Ended March 31, 2002
                                                                          -----------------------------------------
                                                                                                            Total
                                                                           Domestic     International    Consolidated
Cash Flow From Operating Activities:                                       --------     -------------    ------------
Net Income (Loss)......................................................  $  (2,446)     $     2,754       $       308
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization.......................................      3,517              640             4,157
   Unrealized (gain) loss on foreign exchange transactions.............        627             (425)              202
   Net (income) loss from discontinued operations......................         --             (570)             (570)
Change in assets and liabilities:
   Decrease (Increase) in accounts receivable..........................        190           (1,008)             (818)
   Decrease (Increase) in inventories..................................      6,812           (1,178)            5,634
   Decrease (Increase) in prepaid expenses and other current assets....        246             (293)              (47)
   (Decrease) Increase in accounts payable and other accrued expenses..    (21,330)           3,882           (17,448)
   (Decrease) Increase in other........................................       (223)          (1,869)           (2,092)
                                                                        ----------       ----------        ----------
Net Cash (Used in) Provided by Operating Activities....................    (12,607)           1,933           (10,674)
                                                                        ----------       ----------        ----------
Net Cash Used in Investing Activities (for additions to property,
   plant & equipment)..................................................     (1,844)            (352)           (2,196)
                                                                        ----------       ----------        ----------
Net Cash Used in Financing Activities (for payment of financing costs)        (167)              --              (167)
                                                                        ----------       ----------        ----------
Effect of exchange rate changes on cash and cash equivalents...........         --             (200)             (200)
                                                                        ----------       ----------        ----------
NET CHANGE IN CASH & CASH EQUIVALENTS..................................    (14,618)           1,381           (13,237)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................     40,444           15,173            55,617
                                                                        ----------       ----------        ----------
CASH & CASH EQUIVALENTS AT END OF PERIOD..........................      $   25,826       $   16,554        $   42,380
                                                                        ==========       ==========        ==========


The following table sets forth the Company's principal product lines and related data for the three month period ended March 28, 2003 and March 31, 2002.

                                                                                         Three Months Ended
Net Sales (In thousands)                                                         March 28, 2003   March 31, 2002
                                                                                 --------------   --------------
Products
Family Planning(1).....................................................         $      44,712      $      42,363
Depilatories and waxes; face and skincare..............................                23,408             18,359
Oral care..............................................................                 8,553              6,165
OTC Products...........................................................                12,532             12,633
Other consumer products................................................                10,449              7,852
                                                                                -------------      -------------
Total net sales........................................................         $      99,654      $      87,372
                                                                                =============      =============

----------------
(1) Family Planning includes condom product sales and pregnancy and ovulation kits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    In December 2002, the Company entered into an agreement to sell its Italian subsidiary to a group, comprising local management and private equity investors. The sale closed in February 2003 for a price of $22.6 million including the repayment of $12.8 million of intercompany debt. The Company retained ownership of certain Italian pregnancy kit and oral care product lines with sales of approximately $3 million. The remainder of the Italian subsidiary's business included a high percentage of distributor sales as well as hospital diagnostic and other products not related to the Company's core business. The Company reported a $1.9 million gain on the sale and $0.3 million income (net of tax) from discontinued operations in the current period. The financial statements have been reclassified to reflect the Italian business as a discontinued operation in 2003 and prior financial statements.

    The following section discusses comparisons to the three-month period ended March 28, 2003 compared to the same period in the prior year. This section does not include the income from discontinued operations.

Results of Continuing Operations
Three Month Comparison

                                                                                       Three Months Ended
                                                                                       -------------------
                                                                                    March 28,       March 31,
                                                                                      2003            2002
                                                                                      ----            ----
                                                                                         (in millions)
         Net sales.......................................................          $   99.7         $   87.4
         Cost of goods sold..............................................              41.2             45.3
                                                                                   --------        ---------
         Gross Profit....................................................              58.5             42.1
         Marketing expenses.............................................               12.0             11.5
         Selling, general & administrative expenses......................              21.4             20.4
         Interest expense & other income.................................               8.9              9.1
                                                                                   --------        ---------
         Income before taxes from continuing operations..................          $   16.2        $     1.1
                                                                                   ========        =========

    The results of operations for the period from January 1, 2003 to March 28, 2003 are affected by moderate acquisition related expenses amounting to $0.8 million primarily for the cost to carry the Cranbury facility. The prior year results are affected by $1.0 million in transition expenses and an $8.1 million inventory step-up charge.

  Net Sales
  ---------

    Net sales increased $12.3 million, or 14.1%, to $99.7 million in the period ended March 28, 2003 from $87.4 million in the three months ended March 31, 2002. Domestic Net Sales (net of intercompany eliminations) increased $3.5 million, or 7.2%, to $52.2 million from $48.7 million. This increase in Domestic Net Sales is due to sales behind the launch of Lineance, and increases for Trojan and pregnancy kits. International Net Sales increased $8.8 million, or 22.7%, to $47.5 million from $38.7 million. The increase in International Net Sales is due to higher sales in the UK and France, condom sales in Mexico, as well as foreign exchange which accounted for $3.4 million of the increase.

  Cost of Goods Sold
  ------------------

    Cost of goods sold decreased $4.1 million, or 9.0%, to $41.2 million for the quarter from $45.3 million in the same period last year. As a percentage of net sales, cost of goods sold reduced to 41.3% from 51.8% in 2002. This decrease in cost of goods sold is due to the first quarter 2002 $8.1 million of expense relating to inventory step-up

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


adjustments incurred at the Acquisition. Excluding these adjustments in 2002, cost of goods sold, as a percentage of net sales, would be reduced to 42.5% of net sales for 2002. The 1.2 point improvement over the adjusted 2002 results are primarily due to the movement of Nair products from the Cranbury facility to the C&D Lakewood facility and due to production of domestic Nair products at our facility in Spain.

  Operating Costs excluding Interest Expense and Other Income
  -----------------------------------------------------------

    Total operating expenses excluding interest expense and other income increased $1.5 million, or 4.8%, to $33.4 million from $31.9 million in the same period last year. The operating expense increases are addressed below.

    Marketing expenses for the quarter increased by $0.5 million, or 4.3%, to $12.0 million from $11.5 million in 2002. The increase is primarily related to introductory marketing spending behind the launch of Lineance as a depilatory in the United States.

    Selling, general and administrative expenses increased $1.0 million, or 4.9%, to $21.4 million in the quarter from $20.4 million in 2002. This increase in SG&A expenses is primarily related to higher R&D expenses by both the Domestic and International divisions.

  Interest Expense and Other Income
  ---------------------------------

    Interest expense was $8.9 million in the quarter compared to $9.1 million for the prior year. This reduction in interest expense is related to the lower debt position from prior year.

    Interest income of $0.3 million for the quarter remains unchanged from last year.

    Other expense was $0.3 million for the quarter compared to $0.1 million last year, and primarily relates to foreign exchange remeasurement on intercompany loans with certain of its subsidiaries.

Liquidity and Capital Resources
===============================

     The Company had outstanding total debt of $415.3 million, and cash of $48.6 million, for a net debt position of $366.7 million at March 28, 2003. This compares to $385.4 at December 31, 2002. The decrease in debt is attributable to the proceeds related to the divestiture of the Italian operation.

     Interest payments on the notes and on borrowings under the senior credit facilities significantly increase the Company's liquidity requirements. Borrowings under the term loans and the revolving credit facility bear interest at variable rates plus any applicable margin. The interest rates on the term loans are dependent on the attainment of certain covenants depending on the ratio of total debt to EBITDA. EBITDA is a required component of the financial covenants contained in the Company's primary credit facility and management believes that the presentation of EBITDA is useful to investors as a financial indicator of the Company's ability to service its indebtedness. Financial covenants include a leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a certain period of time. EBITDA, as defined by the Company's loan agreement was approximately $27.9 million for the three months ended March 28, 2003. The leverage ratio as defined in the term loan agreement was 3.54 versus the agreement's maximum 5.25, and the interest coverage ratio was 3.31 versus the agreement's minimum of 2.25. The reconciliation of Net Cash Provided by Operating Activities to the Company's key liquidity measure, "EBITDA", per the term loan agreement, is as follows (in millions):
   Net Cash Provided by Operating Activities.................      $    (1.4)
        Interest Expense (1).................................            8.0
        Interest Income......................................           (0.3)
        Current Income Tax Provision.........................            3.1
        Increase in Working Capital..........................           16.6
        Other................................................            1.9
                                                                   ---------
   EBITDA....................................................      $    27.9
                                                                   =========

(1)  Interest expense excludes the amortization of deferred financing costs.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

    Cash flows used in operating activities was $1.4 million for the three months ended March 28, 2003 which includes $10.7 million in interest payments, $1.6 million in severance payments, and an increase in working capital partially offset by net income.

    Cash flows from investing activities was $20.5 million for the three months ended March 28, 2003. The net cash flows provided by investing activities includes the proceeds from the Italian divestiture of $22.6 million partially offset by $2.1 million in capital expenditures.

    Cash flows used in financing activities was $26.3 million which includes a $21.3 million payment of debt from proceeds of the Italian sale and a $5.0 million voluntary debt reduction.

    The Company incurred severance and other change in control related liabilities to certain employees. Since acquisition the Company paid $43.6 million in severance payments, including $1.6 million paid in the three months ended March 28, 2003. The Company estimates that the total severance payments will be approximately $48.0 million. The Company anticipates the remaining $4.4 million in severance and related costs to be principally paid out in 2003 with a small balance being carried into future years for medical and life insurance payments for three former Carter-Wallace executives.

    The Company expects that the total capital expenditures will be approximately $16 million in 2003.

    The Company expects that funds provided from operations and available borrowing of $85 million under its six-year revolving credit facility, none of which was drawn on March 28, 2003, will provide sufficient funds to operate its businesses, to make expected capital expenditures, to make expected severance payments, and to meet foreseeable liquidity requirements.

Recent Accounting Pronouncements
================================

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has assessed SFAS No. 143 and has determined there is no material impact on the Company's consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions were effective for financial statements of interim or annual periods ending after December 15, 2002.

     In April 2003, the FASB issued SFAS No. 149,"Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company will adopt the provisions of the statement on its effective date.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have not been any material changes during the three month period ended March 28, 2003. For further information, please refer to the Company's December 31, 2002 Annual Report on Form 10-K.


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

Since the Chief Executive Officer and Chief Financial Officer's most recent review of the Company's internal controls systems, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

Cautionary Note on Forward-Looking Statements
=============================================

    This report contains forward-looking statements relating to, among other things, short- and long-term financial objectives, sales growth, cash flow and cost improvement programs. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risk, uncertainties and other factors, many of which are outside the Company's control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events on consumer demand), raw material and energy prices and the financial condition of major customers. With regard to the new product introductions referred to in this report, there is particular uncertainty relating to trade, competitive and consumer reactions. Other factors, which could materially affect the results, include the outcome of contingencies, including litigation, pending regulatory proceedings, environmental remediation and the acquisition or divestiture of assets.

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

                           PART II - Other Information


ITEM 6.  Exhibits and Reports on Form 8-K

        a.       Exhibits

                  (99.1) Certification of the CEO of Armkel, LLC Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002

                  (99.2) Certification of the CFO of Armkel, LLC Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002

         b. No reports on Form 8-K were filed for the three months ended March 28, 2003.

                                  EXHIBIT 99.1

                   CERTIFICATION OF PERIODIC FINANCIAL REPORTS
                       PURSUANT TO 18 U.S.C. SECTION 1350


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Armkel, LLC (the "Company") certifies to his knowledge that:

(1) The Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 28, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in that Form 10-Q fairly presents, in all material respects, the financial conditions and results of operation of the Company.



May, 9, 2003                             /s/  Robert A. Davies, III
---------------------------              --------------------------------------
Date                                     Robert A. Davies, III
                                         Chairman and Chief Executive Officer

                                  EXHIBIT 99.2

                   CERTIFICATION OF PERIODIC FINANCIAL REPORTS
                       PURSUANT TO 18 U.S.C. SECTION 1350


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Armkel, LLC (the "Company") certifies to her knowledge that:

(1) The Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 28, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in that Form 10-Q fairly presents, in all material respects, the financial conditions and results of operation of the Company.



May 9, 2003                              /s/ Maureen Usifer
---------------------------              --------------------------------------
Date                                     Maureen Usifer
                                         Chief Financial Officer

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ARMKEL, LLC.
                                           ------------------------------------
                                           (REGISTRANT)


DATE:    May 9, 2003                       /s/ Maureen K. Usifer
         -----------------------           ------------------------------------
                                           MAUREEN K. USIFER
                                           CHIEF FINANCIAL OFFICER AND
                                           PRINCIPAL ACCOUNTING OFFICER



DATE:    May 9, 2003                       /s/ Zvi Eiref
         -----------------------           ------------------------------------
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

5. The registrant's other certifying officer and I have disclosed, based on our recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



Date: May 9, 2003



                                   /s/  Robert A. Davies, III
                                   --------------------------------------------
                                   Robert A. Davies, III
                                   Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



Date:  May 9, 2003



                                   /s/ Maureen K. Usifer
                                   --------------------------------------------
                                   Maureen K. Usifer
                                   Chief Financial Officer