Form 10-Q
period 2003-06-27
ARMKEL LLC
filed 2003-08-08
CIK 1140590

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 27, 2003


                        Commission file Number 333-73160




                               ------------------


                                   ARMKEL, LLC
     (Exact name of registrant as specified in its certificate of formation)



         Delaware                                        13-4181336
(State or other jurisdiction                 (I.R.S Employer Identification No.)
 of incorporation or organization)

469 North Harrison Street, Princeton, N.J.               08543-5297
(Address of principal executive office)                  (Zip Code)




       Registrant's telephone Number, including area code: (609) 683-5900

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

                              Yes |X|            No |_|


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act

                               Yes |_|            No |X|



As of August 8, 2003, all of the 10,000 outstanding membership interests in Armkel, LLC were held by affiliates.


================================================================================

                                TABLE OF CONTENTS


                                     PART I

ITEM                                                                      PAGE

1. Financial Statements                                                      3

2. Management's Discussion and Analysis                                     17

3. Quantitative and Qualitative Disclosure About Market Risk                20

4. Controls and Procedures                                                  20


                                     PART II

6.     Exhibits and Reports on Form 8-K                                     22

                         PART I - FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                          ARMKEL, LLC AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                           CHANGES IN MEMBERS' EQUITY
                                   (Unaudited)


                                                                Three Months Ended               Six Months Ended
                                                                ------------------               ----------------
(Dollars in thousands)                                         June 27,       June 28,          June 27,    June 28,
                                                                  2003          2002              2003        2002
                                                               --------       --------          --------    ---------
Net Sales.................................................    $  113,477    $ 104,431         $ 213,130   $  191,803
Cost of goods sold........................................        48,950       45,551            90,119       90,785
                                                              ----------    ---------        ----------    ---------
Gross Profit..............................................        64,527       58,880           123,011      101,018
Marketing expenses........................................        19,746       12,932            31,755       24,381
Selling, general and administrative expenses..............        25,810       20,884            46,852       41,305
Patent infringement......................................        (13,050)          --           (12,717)          --
                                                                 --------   ---------        ----------    ---------
Income from Operations....................................        32,021       25,064            57,121       35,332
Interest expense..........................................        (8,717)      (8,888)          (17,606)     (18,267)
Interest income...........................................           239          268               520          553
Other income (expense)....................................         1,404        1,202             1,119        1,130
                                                              ----------    ---------        ----------    ---------
Income before taxes.......................................        24,947       17,646            41,154       18,748
Income taxes..............................................         2,427        2,989             5,530        4,353
                                                              ----------    ---------        ----------    ---------
Income from continuing operations ........................        22,520       14,657            35,624       14,395
Income from discontinued operations.......................            --          928               254        1,498
Gain on disposition of discontinued operations............            --           --             1,862           --
                                                              ----------    ---------        ----------    ---------
Net Income................................................        22,520       15,585            37,740       15,893
Other comprehensive income (loss) ........................         1,929          (23)            2,576       (1,154)
                                                              ----------    ---------        ----------    ---------
Total comprehensive income ...............................        24,449       15,562            40,316       14,739
Members' Equity at Beginning of Period....................       245,547      202,763           229,680      203,586
                                                              ----------    ---------        ----------      -------
Members' Equity at End of Period..........................    $  269,996    $ 218,325         $ 269,996   $  218,325
                                                              ==========    =========        ==========   ==========



            See Notes to Condensed Consolidated Financial Statements.

                          ARMKEL, LLC AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS




(Dollars in thousands)                                                              June 27, 2003       Dec. 31, 2002
                                                                                    -------------       -------------
                                                                                    (Unaudited)
Assets
Current Assets
Cash and cash equivalents.......................................................    $    44,398         $    54,780
Accounts receivable, less allowances of $1,865 and $2,177.......................        110,385              75,864
Patent infringement receivable..................................................         18,000                  --
Inventories.....................................................................         60,622              53,427
Prepaid expenses................................................................          5,080               5,557
Assets of discontinued operations...............................................             --              42,079
Net assets held for sale........................................................         11,500              14,600
                                                                                    -----------         -----------
Total Current Assets............................................................        249,985             246,307
Property, Plant and Equipment (Net).............................................         74,639              72,867
Tradenames and Patents..........................................................        259,025             261,275
Goodwill........................................................................        205,844             205,467
Deferred Financing Costs........................................................         15,661              17,380
Other Assets....................................................................          5,475               5,218
                                                                                    -----------         -----------
Total Assets....................................................................    $   810,629         $   808,514
                                                                                    ===========         ===========

Liabilities and Members' Equity
Current Liabilities
Short-term borrowings...........................................................    $        --         $        55
Accounts payable and accrued expenses...........................................         98,912              85,036
Liabilities of discontinued operations..........................................             --              23,582
Current portion of long-term debt...............................................          7,217              28,501
Taxes payable...................................................................          5,351               1,606
                                                                                    -----------         -----------
Total Current Liabilities.......................................................        111,480             138,780
Long-term Debt..................................................................        398,888             411,634
Deferred Income Taxes...........................................................          9,234               8,500
Deferred and Other Long-term Liabilities........................................         21,031              19,920
Commitments and Contingencies
Members' Equity
Net contributed capital.........................................................        220,500             220,500
Retained earnings...............................................................         53,306              15,566
Accumulated other comprehensive loss............................................         (3,810)             (6,386)
                                                                                    -----------         -----------
Total Members' Equity...........................................................        269,996             229,680
                                                                                    -----------         -----------
Total Liabilities and Members' Equity...........................................    $   810,629         $   808,514
                                                                                    ===========         ===========




            See Notes to Condensed Consolidated Financial Statements.

                          ARMKEL, LLC AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Six Months Ended
                                                                                                   ----------------
                                                                                               June 27,         June 28,
     (Dollars in thousands)                                                                      2003             2002
                                                                                                 ----             ----

Cash Flow From Operating Activities:
Net Income......................................................................            $    37,740       $    15,893
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization ...............................................                  7,946             8,355
   Unrealized gain on foreign exchange transactions.............................                 (1,239)             (999)
   Fair market value adjustment of assets held for sale.........................                  3,100                --
   Net income from discontinued operations......................................                   (254)           (1,498)
   Net gain on sale of discontinued operations..................................                 (1,862)               --
Change in assets and liabilities:
   (Increase) in accounts receivable............................................                (26,430)          (23,570)
   (Increase) in patent infringement receivable.................................                (18,000)               --
   (Increase) Decrease in inventories...........................................                 (3,554)           10,613
   Decrease in prepaid expenses and other current assets.............                               646               163
   Increase (Decrease) in accounts payable and other accrued expenses...........                  8,556           (18,405)
   (Increase) Decrease in other.................................................                 (1,475)              581
                                                                                            -----------       -----------
Net Cash Provided by (Used in) Operating Activities.............................                  5,174            (8,867)
                                                                                            -----------       -----------
Cash Flow From Investing Activities:
Additions to property, plant and equipment......................................                 (3,791)           (4,435)
Proceeds from divestiture.......................................................                 22,573                --
Payment of acquisition-related costs ...........................................                     --            (1,132)
                                                                                            -----------       -----------
Net Cash Provided by (Used in) Investing Activities.............................                 18,782            (5,567)
                                                                                            -----------       -----------
Cash Flow From Financing Activities:
Repayment of syndicated bank credit facility....................................                (36,597)             (750)
Payment of deferred financing costs.............................................                     --              (459)
                                                                                            -----------       -----------
Net Cash Used in Financing Activities...........................................                (36,597)           (1,209)
                                                                                            ------------      -----------
Effect of exchange rate changes on cash and cash equivalents....................                  2,259               404
                                                                                            -----------       -----------
Net Change in Cash and Cash Equivalents.........................................                (10,382)          (15,239)
Cash and Cash Equivalents at Beginning of Period................................                 54,780            55,617
                                                                                            -----------       -----------
Cash and Cash Equivalents at End of Period......................................            $    44,398       $    40,378
                                                                                            ===========       ===========







            See Notes to Condensed Consolidated Financial Statements.

                          ARMKEL, LLC AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Financial Statement Presentation

The condensed consolidated balance sheet as of June 27, 2003, the condensed consolidated statements of income and changes in members' equity for the three and six months ended June 27, 2003 and June 28, 2002, and the condensed consolidated statement of cash flows for the six months ended June 27, 2003 and June 28, 2002 have been prepared by Armkel, LLC and subsidiaries (the "Company") and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at June 27, 2003 and for all periods presented have been made.

Fifty-percent (50%) of the membership interests in the Company is owned by each of Church & Dwight Co., Inc. ("C&D") and certain affiliates of Kelso & Company, L.P. ("Kelso").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 required Form 10-K filing. Certain items previously reported in specific captions in the accompanying financial statements have been reclassed to conform with current period classification. The financial statement effect of the recently divested Italian operations is recognized as discontinued operations in all periods. The results of operations for the period ended June 27, 2003 are not necessarily indicative of the operating results for the full year.


2.       Inventories consist of the following:

                                                                                   June 27, 2003   Dec. 31, 2002
                                                                                   -------------   -------------
       (In thousands)
         Raw materials and supplies.............................................     $   15,778        $  10,561
         Work in process........................................................          5,863            5,983
         Finished goods.........................................................         38,981           36,883
                                                                                     ----------        ---------
                                                                                     $   60,622        $  53,427
                                                                                     ==========        =========

3.       Property, Plant and Equipment consist of the following:

                                                                                  June 27 2003      Dec. 31, 2002
                                                                                   ------------      -------------
         (In thousands)
         Land...................................................................     $    7,223          $ 7,067
         Buildings and improvements.............................................         22,698           21,620
         Machinery and equipment................................................         46,378           44,946
         Office equipment and other assets......................................          4,599            3,800
         Construction in progress...............................................          7,267            4,716
                                                                                     ----------        ---------
                                                                                         88,165           82,149
         Less accumulated depreciation and amortization.........................         13,526            9,282
                                                                                     ----------        ---------
         Net Property, Plant and Equipment......................................     $   74,639        $  72,867
                                                                                     ==========        =========


4.   Goodwill and Intangible Assets

The following tables disclose the carrying value of all intangible assets:

                                             June 27,  2003                            December 31, 2002
                                             --------------                            -----------------
                                                Gross Carrying    Accum.                  Gross Carrying     Accum.
(In thousands)                                     Amount      Amortization      Net          Amount      Amortization      Net
                                                   ------      ------------      ---          ------      ------------      ---
Amortized intangible assets:
     Patents                                      $  27,500      $  7,875    $   19,625     $   27,500      $ 5,625      $  21,875
                                                  =========      ========    ==========     ==========      =======      =========
Unamortized intangible assets - Carrying value
-----------------------------
     Tradenames                                   $ 239,400                                 $  239,400
                                                  =========                                 ==========


                          ARMKEL, LLC AND SUBSIDIARIES

Intangible amortization expense amounted to $2.25 million for the six months ended June 27, 2003 and June 28, 2002. The estimated intangible amortization is approximately $4.5 million per year over the remaining amortization period. The weighted average amortization period for patents is 6.4 years.

The changes in the carrying amount of goodwill for the six months ended June 27, 2003 is as follows:

(In thousands)                                                        Domestic      International          Total
                                                                      --------      -------------         -------
Balance December 31, 2002.....................................       $173,006        $   32,461        $   205,467
Foreign exchange/other........................................             --               377                377
                                                                     --------        ----------        -----------
Balance June 27, 2003.........................................       $173,006        $   32,838        $   205,844
                                                                     ========        ==========        ===========

5.   Related Party Transactions

Arrangements with Church & Dwight
---------------------------------

C&D charged the Company $7.6 million and $14.0 million for primarily administrative and management oversight services for the three and six months ended June 27, 2003. C&D charged the Company $5.4 million and $10.1 million for primarily administrative and management services for the three and six months ended June 28, 2002. The Company sold $0.7 and $1.4 million of deodorant/antiperspirant inventory to C&D at its cost during the three and six months ended June 27, 2003., compared with $0.0 and $5.4 million of deodorant/antiperspirant during the three and six months ended June 28, 2002. The Company purchased $0.5 million and $1.3 million of Arm & Hammer products to be sold in international markets during the three and six months ended June 27, 2003., compared with $0.0 million and $0.1 million during the three and six months ended June 28, 2002. During the three and six months ended June 28, 2002, the Company charged C&D $0.1 and $1.1 million of transition administrative services. The Company had a net payable to C&D at June 27, 2003 and December 31, 2002 of approximately $4.9 million and $4.8 million, respectively, that primarily related to administration fees and invoices paid by C&D on behalf of Armkel, offset by amounts owed for inventory.

Arrangements with Kelso
-----------------------

Kelso provides the Company with financial advisory services for which the Company pays an annual fee of $1.0 million. The Company indemnifies Kelso against certain liabilities and reimburses expenses in connection with its engagement. The Company prepaid Kelso's 2003 annual fee at the end of December 2002. For the three and six months ended June 27, 2002, the Company paid Kelso $0.3 and $0.5 million.

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

Medpointe and certain former Carter-Wallace shareholders are party to an indemnification agreement pursuant to which such shareholders will be required to indemnify Medpointe from a portion of the damages, if any, suffered by Medpointe in relation to the exercise of appraisal rights by other former Carter-Wallace shareholders in the merger. Pursuant to the agreement, the shareholders have agreed to indemnify Medpointe for 40% of any Appraisal Damages (defined as the recovery greater than the per share merger price times the number of shares in the appraisal class) suffered by Medpointe in relation to the merger; provided that if the total amount of Appraisal Damages exceeds $33.3 million, then the indemnifying stockholders will indemnify Medpointe for 100% of any damages suffered in excess of that amount. The Company, in turn, is party to an agreement with Medpointe pursuant to which it has agreed to indemnify Medpointe and certain related parties against 60% of any Appraisal Damages for which Medpointe remains liable. The maximum liability to the Company pursuant to the indemnification agreement and prior to any indemnification from C&D, as described in the following sentence is $12 million. C&D is party to an agreement

                          ARMKEL, LLC AND SUBSIDIARIES
with the Company pursuant to which it has agreed to indemnify the Company for 17.4% of any Appraisal Damages, or up to a maximum of $2.1 million for which the Company becomes liable.

The Company, Medpointe and the indemnifying shareholders believe that the consideration offered in the merger was fair to the former Carter-Wallace shareholders and have vigorously defended the petitioner's claim. However, the Company cannot predict the outcome of the proceedings.

On March 27, 2003, GAMCO Investors, Inc. filed another complaint in the New York Supreme Court seeking damages from MedPointe Healthcare Inc., the former directors of Carter-Wallace, and one of the former shareholders of Carter-Wallace. The complaint alleges breaches of fiduciary duty in connection with certain employment agreements with former Carter-Wallace executives, the sale of Carter Wallace's consumer products business to the Company (some of the products acquired by the Company were subsequently sold by the Company to C&D) and the merger of MCC Acquisition Sub Corporation with and into Carter-Wallace. The complaint seeks monetary damages and equitable relief, including among other things, invalidation of the transactions. The defendants have moved to dismiss the complaint. The Company has not been named as a defendant in this action and believes it has no liability.

On August 26, 2002, the Company filed suit against Pfizer in the District Court of New Jersey to redress infringement of two (2) of the Company's patents directed to pregnancy diagnostic devices. The suit claimed that Pfizer's "ept" product infringes these patents. On June 23, 2003 the Company agreed to a settlement with Pfizer resulting in a gain, after attorney's fees and costs, of $12.7 million. As part of the settlement the Company granted Pfizer a fully paid-up non-exclusive worldwide license to practice and use the Company's pregnancy test kit patents until July 1, 2004.

In 2002, a purported class action suit, Sandra J. Wagner v. Church & Dwight Co., Inc., et al, was filed against the Company and C&D in the Superior Court of New Jersey. The lawsuit alleged that the Company's ovulation test kits ("OTK") are being marketed in a misleading manner because they do not advise women with certain ovarian conditions that test results may be inaccurate. The plaintiffs seek monetary damages as well as injunctive relief against the OTK's marketing materials. The products in question have been cleared for marketing as medical devices under applicable FDA regulations. The Company is vigorously defending the action but cannot predict the outcome of the proceedings. If the Company is not successful in defending against a claim, the Company could be liable for substantial damages or may be prevented from offering some of the Company's products. These events could harm the Company's financial condition and results of operations.

The Company's distribution of condoms under the Trojan and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of Armkel's condoms and similar condoms sold by Armkel's major competitors, contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient's potential to cause irritation to human membranes. The Company expects the FDA to issue non-binding draft guidance concerning the labeling of condoms with N-9, although the timing of such draft guidance is uncertain. The Company believes that condoms with N-9 provide an acceptable added means of contraceptive protection and is cooperating with the FDA concerning the appropriate labeling revisions, if any. However, the Company cannot predict the outcome of the FDA review. While awaiting further FDA guidance, the Company has implemented interim labeling revisions that caution against rectal use and more-than-once-a-day vaginal use of N-9-containing condoms, and has launched a public information campaign to communicate these messages to the affected communities. If the FDA or state governments promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the financial condition and operating results of the Company could suffer.

In February 2003, two members of the California Assembly introduced a non-binding resolution calling on FDA to ban condoms containing N-9. The proposed resolution has not yet been scheduled for committee discussion. The Company has provided the Assemblymen and the Assembly Speaker with information explaining why a ban would be inappropriate and outlining the interim labeling revisions and public information efforts the Company has implemented. If the resolution is passed, while not legally binding, it could impair public perception of the product with resultant impairment of operating results of the Company.

                          ARMKEL, LLC AND SUBSIDIARIES

Relating to this issue, on February 28, 2003 a class action suit, Lisette Velez
v. Church & Dwight Co., Inc., et als including Armkel, LLC, was filed against the Company and C&D, and two other condom manufacturers, in the Superior Court of New Jersey. The lawsuit alleged that condoms lubricated with N-9 are being marketed in a misleading manner because the makers of such condoms claim they aid in the prevention of sexually transmitted diseases whereas, according to the plaintiffs, public health organizations have found that N-9 usage can under some circumstances increase the risk of transmission of disease. In June 2003, the plaintiffs voluntarily dismissed the suit after defendants filed a motion to dismiss on the ground that their compliance with comprehensive federal medical device regulations precluded recovery.

The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position or results of operation.

7.   Reorganization Reserve

As of September 28, 2001, the date of the acquisition of the Carter-Wallace Consumer Business (the "Predecessor"), the Company started to implement a plan to reorganize the operation of the acquired consumer business. The main components of the plan included rationalizing facilities for which the Company had incurred lease termination costs, environmental remediation costs and work force rationalization costs. The plan was finalized in 2002 and the Company expects to complete the plan in 2003 except for certain long-term contractual obligations related to benefits for certain former executives of Carter-Wallace, Inc. and certain environmental remediation activities.

The Company established an accrual for severance to reflect the purchase of various services from C&D in lieu of obtaining such services through continued employment of certain personnel by the Company. The accrued severance is for identified employees from various areas including executives, administrative support and corporate functions (finance, human resources, legal, MIS, R&D, logistics, marketing, sales and purchasing).

The following table summarizes the activity in the Company's reorganization accruals:

                                                                      Reserves at      Payments and    Reserves at
(In thousands)                                                       Dec. 31, 2002      Adjustments     June 27, 2003
                                                                     -------------      -----------     -------------

Severance and other charges.......................................     $   6,005        $   (2,785)        $   3,220
Environmental remediation costs...................................         1,828               (89)            1,739
Lease termination costs...........................................           110               (25)               85
                                                                       ---------        -----------        ----------
                                                                       $   7,943        $   (2,899)        $   5,044
                                                                       =========        ===========        =========

8.   Assets Held for Sale

In the third quarter of 2002, the Company made a commitment to sell its land and buildings, excluding the research and development building, at its Cranbury, New Jersey location and, as such, has classified these assets as held for sale. In the second quarter of 2003, a $3.1 million reduction to fair market value was recorded based on a recent proposal for sale of the property. This property, with a current fair market value of $11.5 million, will likely be sold to land developers who would use it for purposes other than manufacturing.

9.   Discontinued Operations

At the end of December 2002, the Company signed a definitive agreement to sell its Italian operations. On February 20, 2003, the sale was completed with proceeds of $22.6 million. The Company recorded an after-tax gain on the sale of these operations of approximately $1.9 million. As part of this transaction, the Company recorded a $0.5 million guarantee reserve which was the estimated fair value of the contractual indemnification obligation of the Company to the buyer of the Italian operations. In June 2003, the Company signed an agreement which effectively reduced the selling price by requiring the payment of 0.1 million euros by the Company to the buyer in the third quarter of 2003 in return for a release from any indemnification obligations that might arise with respect to certain tax matters under the definitive sales agreement. Upon payment of the
0.1 million euros the guarantee reserve will be reduced accordingly. Exposure under such indemnification obligation is capped at 1.5 million Euros.

                          ARMKEL, LLC AND SUBSIDIARIES

For the three and six months ended June 27, 2003, net sales from the Italian operations was $10.0 and $10.0 million as compared to $11.4 and $20.5 million for the same period in 2002 and income from discontinued operations was $0.3 and $0.0 million (net of taxes of $0.0 and $0.3 million) in 2003 as compared to $0.9 and $1.5 million (net of taxes of $0.7 and $1.1million) for the same period in 2002. The proceeds were used to pay down the term loan debt and costs associated with the divestiture. The financial statements of the comparable periods of a year ago in this report have been reclassified for discontinued operations.

10.   Patent Infringement

On August 26, 2002, the Company filed suit against Pfizer in the District Court of New Jersey to redress infringement of two (2) of the Company's patents directed to pregnancy diagnostic devices. The suit claimed that Pfizer's "ept" product infringes these patents. On June 23, 2003 the Company agreed to a settlement with Pfizer resulting in a gain, after attorney's fees and costs, of $12.7 million. As part of the settlement the Company granted Pfizer a fully paid-up non-exclusive worldwide license to practice and use the Company's pregnancy test kit patents until July 1, 2004. The patent infringement settlement required Pfizer to pay the Company $18.0 million within 45 days. The payment was received on August 7, 2003. The Company has incurred approximately $5.3 million in legal and related settlement expenses. There are no future substantive performance requirements with respect to recognizing the gain on the $18.0 million as of June 2003.

11.   Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149,"Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The Company will adopt the provisions of the statement on its effective date and does not anticipate a material impact to its consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which aims to eliminate diversity in practice by requiring that the "freestanding" financial instruments be reported as liabilities by their issuers.

The provisions of SFAS 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company adopted the provisions of the statement on its effective date and does not anticipate a material impact to its consolidated financial statements.

12.   Segments and Supplemental Information

Segment Information
-------------------

The Company has two operating segments: Domestic Consumer Products Division and International Consumer Products Division.

Measurement of Segment Results and Assets
-----------------------------------------

The accounting policies of the segments are generally the same as those noted in
Note 1.

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

Supplemental information for condensed consolidated balance sheets at June 27, 2003, condensed consolidated income statements for the three and six months ended June 27, 2003 and June 28, 2002, and consolidated cash flows for the six month periods ended June 27, 2003 and June 28, 2002 is summarized as follows (amounts in thousands):

                          ARMKEL, LLC AND SUBSIDIARIES

Statements of Income

                                                              For The Three Months Ended June 27, 2003
                                                              ----------------------------------------
                                                                                                              Total
                                                        Domestic       International     Eliminations      Consolidated
                                                     -----------       -------------     ------------      ------------
Net sales........................................    $    59,265       $      55,924      $    (1,712)       $  113,477
Cost of goods sold...............................         24,075              26,587           (1,712)           48,950
                                                     -----------       -------------      ------------      -----------
Gross profit.....................................         35,190              29,337               --            64,527
Operating expenses...............................         12,786              19,720               --            32,506
                                                     -----------       -------------      -----------       -----------
Income from operations...........................         22,404               9,617               --            32,021
Interest expense.................................         (8,450)               (267)              --            (8,717)
Interest income..................................             72                 167               --               239
Intercompany accounts............................          1,426              (1,426)              --                --
Other income (expense)...........................          2,733              (1,329)              --             1,404
                                                     -----------       --------------     -----------       -----------
Income before taxes..............................         18,185               6,762               --            24,947
Income taxes.....................................             --               2,427               --             2,427
                                                     -----------       -------------      -----------       -----------
Income from continuing operations................         18,185               4,335               --            22,520
Income from discontinued operations..............             --                  --               --                --
Gain on disposition of discontinued operations...             --                  --               --                --
                                                     -----------       -------------      -----------       -----------
     Net Income..................................    $    18,185       $       4,335      $        --       $    22,520
                                                     ===========       =============      ===========       ===========


                                                                 For the Three Months Ended June 28, 2002
                                                                 ----------------------------------------
                                                                                                               Total
                                                        Domestic      International     Eliminations       Consolidated
                                                        --------      -------------     ------------       ------------
Net sales.........................................   $    60,470       $     46,147       $   (2,186)       $   104,431
Cost of goods sold................................        24,970             22,767           (2,186)            45,551
                                                     -----------       ------------       -----------       -----------
Gross profit......................................        35,500             23,380               --             58,880
Operating expenses................................        20,404             13,412               --             33,816
                                                     -----------       ------------       ----------        -----------
Income from operations............................        15,096              9,968               --             25,064
Interest expense..................................        (8,621)              (267)              --             (8,888)
Interest income...................................           137                131               --                268
Intercompany accounts.............................         1,589             (1,589)              --                 --
Other income (expense)............................         4,501             (3,299)              --              1,202
                                                     -----------       -------------      ----------        -----------
Income before taxes...............................        12,702              4,944               --             17,646
Income taxes......................................            --              2,989               --              2,989
                                                     -----------       ------------       ----------        -----------
Income from continuing operations.................        12,702              1,955               --             14,657
Income from discontinued operations...............            --                928               --                928
Gain on disposition of discontinued operations....            --                 --               --                 --
                                                     -----------       ------------       ----------        -----------
     Net Income...................................   $    12,702       $      2,883       $       --        $    15,585
                                                     ===========       ============       ==========        ===========

                          ARMKEL, LLC AND SUBSIDIARIES

Statements of Income
                                                              For The Six Months Ended June 27, 2003
                                                              --------------------------------------
                                                                                                          Total
                                                    Domestic     International       Eliminations      Consolidated
                                                    --------     -------------       ------------      ------------
Net sales...................................     $   112,970      $    103,449        $    (3,289)      $   213,130
Cost of goods sold..........................          44,312            49,096             (3,289)           90,119
                                                 -----------      ------------        ------------      -----------
Gross profit................................          68,658            54,353                 --           123,011
Operating expenses..........................          31,166            34,724                 --            65,890
                                                 -----------      ------------        -----------       -----------
Income from operations......................          37,492            19,629                 --            57,121
Interest expense............................         (17,042)             (564)                --           (17,606)
Interest income.............................             170               350                 --               520
Intercompany accounts.......................           2,810            (2,810)                --                --
Other income (expense)......................           2,703            (1,584)                --             1,119
                                                 -----------      -------------       -----------       -----------
Income before taxes.........................          26,133            15,021                 --            41,154
Income taxes................................              --             5,530                 --             5,530
                                                 -----------      ------------        -----------       -----------
Income from continuing operations...........          26,133             9,491                 --            35,624
Income from discontinued operations.........              --               254                 --               254
Gain on disposition of discontinued operations            --             1,862                 --             1,862
                                                 -----------      ------------        -----------        ----------
   Net Income...............................     $    26,133      $     11,607        $        --        $   37,740
                                                ============      ============        ===========        ==========



                                                                  For The Six Months Ended June 28, 2002
                                                                  --------------------------------------
                                                                                                          Total
                                                    Domestic     International       Eliminations      Consolidated
Net sales...................................      $  111,902       $    84,859        $    (4,958)      $   191,803
Cost of goods sold..........................          53,667            42,076             (4,958)           90,785
                                                  ----------       -----------        ------------      -----------
Gross profit................................          58,235            42,783                 --           101,018
Operating expenses..........................          37,409            28,277                 --            65,686
                                                   ---------       -----------        -----------       -----------
Income from operations......................          20,826            14,506                 --            35,332
Interest expense............................         (17,736)             (531)                --           (18,267)
Interest income.............................             294               259                 --               553
Intercompany accounts.......................           3,065            (3,065)                --                --
Other income (expense)......................           3,807            (2,677)                --             1,130
                                                  ----------       ------------       -----------       -----------
Income before taxes.........................          10,256             8,492                 --            18,748
Income taxes................................              --             4,353                 --             4,353
                                                  ----------       -----------        -----------       -----------
Income from continuing operations...........          10,256             4,139                 --            14,395
Income from discontinued operations.........              --             1,498                 --             1,498
Gain on disposition of discontinued operations            --                --                 --                --
                                                  ----------        ----------         ----------       -----------
  Net Income................................       $  10,256        $    5,637         $       --       $    15,893
                                                  ==========        ==========         ==========       ===========

                          ARMKEL, LLC AND SUBSIDIARIES

Consolidated Balance Sheet                                                     June 27, 2003
                                                  ----------------------------------------------------------------
                                                                                                           Total
                                                    Domestic     International       Eliminations      Consolidated
                                                    --------     -------------       ------------      ------------
Cash and cash equivalents..................       $   19,501       $    24,897        $        --        $   44,398
Accounts receivable, less allowances.......           34,263            76,122                 --           110,385
Patent infringement receivable.............           18,000                --                 --            18,000
Inventories................................           25,777            34,845                 --            60,622
Prepaid expenses...........................            1,584             3,496                 --             5,080
Net assets held for sale...................           11,500                --                 --            11,500
                                                 -----------       -----------        -----------        ----------
   Total current assets....................          110,625           139,360                 --           249,985
Property, plant and equipment (net)........           49,418            25,221                 --            74,639
Intercompany notes receivable..............           66,688                --            (66,688)               --
Investment in subsidiaries.................           53,761                --            (53,761)               --
Tradenames and patents.....................          220,825            38,200                 --           259,025
Goodwill...................................          173,006            32,838                 --           205,844
Deferred financing costs...................           15,661                --                 --            15,661
Other assets...............................            2,878             2,597                 --             5,475
                                                 -----------       -----------        -----------        ----------
   Total assets............................      $   692,862       $   238,216        $  (120,449)       $  810,629
                                                 ===========       ===========        ===========        ==========

Accounts payable and accrued expenses......      $    45,923       $    52,989        $        --        $   98,912
Intercompany accounts......................           (2,295)            2,295                 --                --
Current portion of long-term debt..........            4,312             2,905                 --             7,217
Taxes payable..............................               --             5,351                 --             5,351
                                                 -----------       -----------        -----------        ----------
   Total current liabilities...............           47,940            63,540                 --           111,480
Long-term debt.............................          384,073            14,815                 --           398,888
Deferred income taxes......................               --             9,234                 --             9,234
Intercompany notes payable.................               --            78,639            (78,639)               --
Deferred and other long-term liabilities...           10,801            10,230                 --            21,031
                                                  ----------       -----------        -----------        ----------
   Total liabilities.......................          442,814           176,458            (78,639)          540,633
Members' Equity and Subsidiary Capital
Net contributed capital....................          220,500            42,264            (42,264)          220,500
Retained earnings..........................           34,567            18,739                 --            53,306
Accumulated other comprehensive loss.......           (5,019)              755                454            (3,810)
                                                 -----------       -----------        -----------        ----------
Total members' equity and subsidiary capital         250,048            61,758            (41,810)          269,996
                                                 -----------       -----------        -----------        ----------
    Total liabilities and members' equity...     $   692,862       $   238,216        $  (120,449)       $  810,629
                                                 ===========       ===========        ===========        ===========

                          ARMKEL, LLC AND SUBSIDIARIES


Consolidated Balance Sheet                                                   December 31, 2002
                                                   -----------------------------------------------------------------
                                                                                                            Total
                                                    Domestic     International      Eliminations        Consolidated
                                                    --------     -------------      ------------        ------------
Cash and cash equivalents...................      $   35,093       $    19,687       $        --         $    54,780
Accounts receivable, less allowances........          21,885            53,979                --              75,864
Inventories.................................          22,948            30,479                --              53,427
Prepaid expenses............................           1,428             4,129                --               5,557
Net assets of discontinued operations.......              --            42,079                --              42,079
Net assets held for sale ...................          14,600                --                --              14,600
                                                 -----------       -----------       -----------         -----------
    Total current assets....................          95,954           150,353                --             246,307
Property, plant and equipment (net).........          48,646            24,221                --              72,867
Investment in subsidiaries..................          58,591                --           (58,591)                 --
Notes receivable............................          63,557                --           (63,557)                 --
Tradenames and patents......................         223,075            38,200                --             261,275
Goodwill....................................         173,006            32,461                --             205,467
Deferred financing costs....................          17,380                --                --              17,380
Other assets................................           2,665             2,553                --               5,218
                                                 -----------       -----------       -----------         -----------
    Total assets............................      $  682,874       $   247,788       $  (122,148)        $   808,514
                                                  ==========       ===========       ===========         ===========

Short-term borrowings.......................      $       --       $       55        $        --         $        55
Accounts payable and accrued expenses.......          44,762           40,274                 --              85,036
Intercompany accounts.......................          (3,633)           3,633                 --                  --
Net liabilities of discontinued operations .              --           23,582                 --              23,582
Current portion of long-term debt...........           9,541           18,960                 --              28,501
Taxes payable...............................              --            1,606                 --               1,606
                                                  ----------       ----------        -----------          ----------
    Total current liabilities...............          50,670           88,110                 --             138,780
Long-term debt..............................         397,838           13,796                 --             411,634
Deferred income taxes.......................              --            8,500                 --               8,500
Notes payable...............................              --           69,138            (69,138)                 --
Deferred and other long-term liabilities....          10,705            9,215                 --              19,920
                                                  ----------       ----------        -----------          ----------
    Total liabilities.......................         459,213          188,759            (69,138)            578,834
Members' Equity and Subsidiary Capital
Net contributed capital.....................         220,500            52,061           (52,061)            220,500
Retained earnings...........................           8,434             7,132                --              15,566
Accumulated other comprehensive loss........          (5,273)             (164)             (949)             (6,386)
                                                  ----------       -----------       -----------         -----------
Total members' equity and subsidiary capital         223,661            59,029           (53,010)            229,680
                                                  ----------       -----------       -----------         -----------
    Total liabilities and members' equity...      $  682,874       $   247,788       $  (122,148)        $   808,514
                                                  ==========       ===========       ===========         ===========

                          ARMKEL, LLC AND SUBSIDIARIES

Statement of Cash Flows                                                        For The Six Months Ended June 27, 2003
                                                                               --------------------------------------
                                                                                                            Total
                                                                             Domestic     International    Consolidated
                                                                             --------     -------------    ------------
Cash Flow From Operating Activities:
Net Income..............................................................    $  26,133      $  11,607       $   37,740
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization.......................................        5,952          1,994            7,946
    Unrealized (gain) loss on foreign exchange transactions.............       (2,892)         1,653           (1,239)
    Fair market value adjustment of assets held for sale................        3,100             --            3,100
    Net income from discontinued operations.............................           --           (254)            (254)
    Net gain on sale of discontinued operations.........................           --         (1,862)          (1,862)
Change in assets and liabilities:
    (Increase) in accounts receivable...................................      (12,884)       (13,546)         (26,430)
    (Increase) in patent infringement receivable........................      (18,000)            --          (18,000)
    (Increase) in inventories...........................................       (2,829)          (725)          (3,554)
    (Increase) Decrease in prepaid expenses and other current assets....         (200)           846              646
    (Decrease) Increase in accounts payable and other accrued expenses..         (481)         9,037            8,556
    (Decrease) Increase in other........................................        1,602         (3,077)          (1,475)
                                                                            ---------      ---------       ----------
Net Cash (Used in) Provided by Operating Activities.....................         (499)         5,673            5,174
                                                                            ---------      ---------       ----------
Cash Flow From Investing Activities:
    Additions to property, plant & equipment............................       (2,551)        (1,240)          (3,791)
    Proceeds from divestiture...........................................           --         22,573           22,573
                                                                            ---------      ---------       ----------
Net Cash (Used in) Provided by Investing Activities.....................       (2,551)        21,333           18,782
                                                                            ---------      ---------       ----------
Cash Flow from Financing Activities:
    Repayment of syndicated bank credit facility........................      (19,073)       (17,524)         (36,597)
    Intercompany capital contribution...................................        9,797         (9,797)              --
    Intercompany debt transactions......................................       (3,266)         3,266               --
                                                                            ---------      ---------       ----------
Net Cash Used in Financing Activities...................................      (12,542)       (24,055)         (36,597)
                                                                            ---------      ---------       ----------
Effect of exchange rate changes on cash and cash equivalents............           --          2,259            2,259
                                                                            ---------      ---------       ----------
NET CHANGE IN CASH & CASH EQUIVALENTS...................................      (15,592)         5,210          (10,382)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................       35,093         19,687           54,780
                                                                            ---------      ---------       ----------
CASH & CASH EQUIVALENTS AT END OF PERIOD................................    $  19,501      $  24,897       $   44,398
                                                                            =========      =========       ==========

                          ARMKEL, LLC AND SUBSIDIARIES


Statement of Cash Flows                                                    For The Six Months Ended June 28, 2002
                                                                           --------------------------------------
                                                                                                            Total
                                                                           Domestic     International    Consolidated
                                                                           --------     -------------    ------------
Cash Flow From Operating Activities:
Net Income .............................................................  $ 10,256        $   5,637         $  15,893
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization.......................................     6,603            1,752             8,355
    Unrealized (gain) loss on foreign exchange transactions.............    (3,891)           2,892              (999)
    Net income from discontinued operations.............................        --           (1,498)           (1,498)
Change in assets and liabilities:
    (Increase) in accounts receivable...................................   (13,346)         (10,224)          (23,570)
    Decrease (Increase) in inventories..................................    10,904             (291)           10,613
    (Increase) Decrease in prepaid expenses and other current assets....       196              (33)              163
    (Decrease) Increase in accounts payable and other accrued expenses..   (21,197)           2,792           (18,405)
    (Decrease) Increase in other........................................    (1,524)           2,105               581
                                                                          --------        ---------         ---------
Net Cash (Used in) Provided by Operating Activities.....................   (11,999)           3,132            (8,867)
                                                                          --------        ---------         ---------
Cash Flow From Investing Activities:
    Additions to property, plant & equipment............................    (3,633)            (802)           (4,435)
    Payment of acquisition-related costs................................    (1,132)              --            (1,132)
                                                                          --------        ---------         ---------
Net Cash Used in Investing Activities...................................    (4,765)            (802)           (5,567)
                                                                          --------        ---------         ---------
Cash Flow from Financing Activities:
    Repayment of syndicated bank credit facility........................      (750)              --              (750)
    Payment of deferred financing costs.................................      (459)              --              (459)
                                                                          --------        ---------         ---------
Net Cash Used in Financing Activities...................................    (1,209)              --            (1,209)
                                                                          --------        ---------         ---------
Effect of exchange rate changes on cash and cash equivalents............        --              404               404
                                                                          --------        ---------         ---------
NET CHANGE IN CASH & CASH EQUIVALENTS...................................   (17,973)           2,734           (15,239)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................    40,444           15,173            55,617
                                                                          --------        ---------         ---------
CASH & CASH EQUIVALENTS AT END OF PERIOD................................  $ 22,471        $  17,907         $  40,378
                                                                          ========        =========         =========


The following table sets forth the Company's principal product lines and related data for the three and six month periods ended June 27, 2003 and June 28, 2002.

                                                        Three Months Ended                   Six Months Ended
                                                        ------------------                   ----------------
Net Sales (In thousands)                         June 27, 2003     June 28, 2002      June 27, 2003    June 28, 2002
                                                 -------------     -------------      -------------    -------------
Products
Family Planning(1)..........................       $    50,104    $    48,610         $    94,816    $      90,973
Depilatories and waxes; face and skincare...            29,805         27,529              53,213           45,888
Oral care...................................             9,293          8,061              17,846           14,226
OTC Products................................            12,444         10,080              24,976           22,713
Other consumer products.....................            11,831         10,151              22,279           18,003
                                                   -----------    -----------         -----------    -------------
Total net sales.............................       $   113,477    $   104,431         $   213,130    $     191,803
                                                    ==========     ==========         ===========    =============


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

    In December 2002, the Company entered into an agreement to sell its Italian subsidiary to a group, comprising local management and private equity investors. The sale closed in February 2003 for a purchase price of $22.6 million including the repayment of $12.8 million of intercompany debt. The Company retained ownership of certain Italian pregnancy kit and oral care product lines with sales of approximately $3 million. The remainder of the Italian subsidiary's business included a high percentage of distributor sales as well as hospital diagnostic and other products not related to the Company's core business. The Company reported a $1.9 million gain on the sale and $0.3 million income (net of tax) from discontinued operations in the first quarter of 2003. The financial statements have been reclassified to reflect the Italian business as a discontinued operation in 2003 and prior financial statements.


    The following section discusses comparisons to the three-month and six-month period ended June 27, 2003 compared to the same period in the prior year. This section does not include the income from discontinued operations.

Results of Continuing Operations
--------------------------------
Three and Six Month Comparison

                                                                 Three Months Ended               Six Months Ended
                                                                 ------------------               ----------------
                                                                June 27,     June 28,        June 27,       June 28,
                                                                  2003         2002            2003           2002
                                                                  ----         ----            ----           ----
                                                                                   (in millions)

     Net sales............................................    $     113.5   $    104.4       $    213.1   $     191.8
     Cost of goods sold...................................           49.0         45.5             90.1          90.8
                                                              -----------  -----------       ----------   -----------
     Gross Profit.........................................           64.5         58.9            123.0         101.0
     Marketing expenses..................................            19.7         12.9             31.8          24.4
     Selling, general & administrative expenses (1).......           12.8         20.9             34.1          41.3
     Interest expense & other income......................            7.1          7.5             16.0          16.6
                                                              -----------  -----------       ----------   -----------
     Income before taxes from continuing operations.......    $      24.9  $      17.6       $     41.1   $      18.7
                                                               ==========   ==========        =========    ==========


    (1) In 2003, selling, general and administrative expenses were reduced by the net gain from the Pfizer patent infringement settlement and increased by the writedown of the Cranbury facility, which are discussed further in this section.

     The results of operations for the period from January 1, 2003 to June 27, 2003 are affected by moderate acquisition related expenses amounting to $1.6 million primarily for the cost to carry the Cranbury facility. The prior year results are affected by $4.2 million in transition expenses and an $8.1 million inventory step-up charge.

  Net Sales
  ---------

     Net sales for the quarter increased $9.1 million, or 8.7%, to $113.5 million in the period ended June 27, 2003 from $104.4 million in the six months ended June 28, 2002. Domestic net sales (net of intercompany eliminations) decreased $0.7 million, or 1.2%, to $57.6 million from $58.3 million. This decrease in Domestic net sales is due to decreased sales of Nair depilatories primarily related to poor weather conditions during the peak depilatory season, somewhat offset by increases for Trojan condoms. International net sales increased $9.8 million, or 21.2%, to $55.9 million from $46.1 million. The increase in International net sales is due to higher UK export sales and stronger sales of Lineance skin care in France and Taky depilatories in Spain, as well as foreign exchange gains which accounted for $5.9 million of the increase.

     Net sales for the six months ended June 27, 2003 increased $21.3 million, or 11.1%, to $213.1 million from $191.8 million in the same period last year. Domestic net sales increased $2.7 million, or 2.5%, to $109.7 million from $107.0 million for the six months ended June 27, 2003. This increase in Domestic net sales (net of intercompany eliminations) is primarily due to the continued growth in the domestic condoms, depilatories behind two brands, Nair depilatories and Lineance depilatories, and pregnancy test kits. International net sales increased $18.6 million, or 21.9%, to $103.4 million from $84.8 million primarily due to higher sales of Arm & Hammer dentifrice in the UK, higher export sales from the UK, stronger sales of Lineance depilatories and

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Nair depilatories in France, as well as a favorable foreign exchange translation gain of $9.3 million.

  Cost of Goods Sold
  ------------------

     Cost of goods sold for the quarter increased $3.5 million, or 7.7%, to $49.0 million for the quarter from $45.5 million in the same period last year. As a percentage of net sales, cost of goods sold decreased to 43.2% from 43.6% in 2002. The 0.4 percentage point improvement over the 2002 results is primarily due to the movement of the manufacturing operations of Nair products from the Cranbury facility to the C&D Lakewood facility and to production of domestic Nair products at our facility in Spain, which reduced costs from domestic contract manufacturers.

     Cost of goods sold for the six months ended June 27, 2003 decreased $0.7 million or 0.8% to $90.1 million from $90.8 million in the same period last year. This decrease in cost of goods sold is due to the first quarter 2002 $8.1 million charge relating to inventory step-up adjustments incurred at the Acquisition. Excluding these adjustments in 2002, cost of goods sold, as a percentage of net sales, would be reduced to 43.1% of net sales for 2002. As a percentage of net sales, cost of goods sold year to date decreased to 42.3%. The
0.8 percentage point improvement over the adjusted 2002 results is primarily related to the increased domestic and international manufacturing efficiencies on Nair.


  Operating Costs excluding Interest Expense and Other Income
  -----------------------------------------------------------

     Total operating expenses for the quarter excluding interest expense and other income decreased $1.3 million, or 3.8%, to $32.5 million from $33.8 million in the same period last year. Total operating expenses for the six months ended June 28, 2002, excluding interest expense and other income, increased $0.2 million, or 0.3%, to $65.9 million from $65.7 million in the six months ended June 28, 2002. The operating expense changes are addressed below.

     Marketing expenses for the quarter increased by $6.8 million, or 52.7%, to $19.7 million from $12.9 million in 2002. Marketing expenses in the six months ended June 27, 2003 increased by $7.4 million, or 30.3%, to $31.8 million from $24.4 million in the same period last year. The increase in marketing expenses for the six months ended June 27, 2003, consists of $4.4 million in the International division primarily behind advertising for Arm & Hammer Dental Care in the UK, Lineance skin care in France and other initiatives and $3.0 million behind introductory marketing spending behind the launch of Lineance as a depilatory in the United States.

     Selling, general and administrative expenses for the quarter decreased $8.1 million, or 38.8%, to $12.8 million in the quarter from $20.9 million in 2002. Selling, general and administrative expenses in the six months ended June 27, 2003 decreased $7.2 million, or 17.4%, to $34.1 million from $41.3 million in the same period last year. The decrease in expenses, for the three and six months ended June 27, 2003, is related to a net gain from the settlement of patent infringement with Pfizer of $12.7 million net of legal expenses and costs partially offset by the $3.1 million write-down for the Cranbury facility. Adjusting for these items selling, general and administrative expense would increase to $43.7 million for the six months ended June 27, 2003. The year to date increase over prior year is primarily related to an increase in R&D spending to support current and future initiatives.


  Interest Expense and Other Income
  ---------------------------------

     Interest expense was $8.7 million in the quarter compared to $8.9 million for the prior year. Interest expense for the six months ended June 27, 2003 was $17.6 million compared to $18.3 million for the same period last year. This reduction in interest expense is related to the lower debt position from prior year and lower interest rates on the Company's term loans. Interest income of $0.2 million and $0.5 million for the quarter and six months ended June 27, 2002 remains unchanged from last year.

     Other income was $1.4 million for the quarter compared to $1.2 million last year, and remained unchanged from last year at $1.1 million for the six months ended June 27, 2003 and primarily relates to foreign exchange remeasurement on intercompany loans with certain of its subsidiaries.

Liquidity and Capital Resources
-------------------------------

     The Company had outstanding total debt of $406.1 million, and cash of $44.4 million, for a net debt position of $361.7 million at June 27, 2003. This compares to the net debt position of $385.4 at December 31, 2002. The decrease in net debt is attributable to the use of proceeds from the divestiture of the Italian operation and voluntary debt repayments.

     Interest payments on the notes and on borrowings under the senior credit facilities affect the Company's liquidity requirements. Borrowings under the term loans and the revolving credit facility bear interest at variable rates plus any applicable margin. The interest rates on the term loans are dependent on the attainment of certain covenants depending on the ratio of total debt to EBITDA. EBITDA is a required component of the financial covenants contained in the Company's primary credit facility, a material agreement to the Company, and management believes that the presentation of EBITDA is useful to investors as a financial indicator of the Company's ability to service its indebtedness. Financial covenants include a leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a certain period of time. EBITDA, as defined by the Company's loan agreement was approximately $66.2 million for the six months ended June 27, 2003. The leverage ratio as defined in the term loan agreement was 3.28 versus the agreement's maximum 5.25, and the interest coverage ratio was 3.53 versus the agreement's minimum of 2.25. The reconciliation of Net Cash Provided by Operating Activities to the Company's key liquidity measure, "EBITDA", per the term loan agreement, is as follows (in millions) for the six months ended June 27, 2003:


   Net Cash Provided by Operating Activities....................    $     5.2
        Interest Expense (1)....................................         15.8
        Interest Income.........................................         (0.5)
        Current Income Tax Provision............................          5.5
        Increase in Working Capital(2)..........................         38.8
        Other...................................................          1.4
                                                                    ---------
   EBITDA(3)....................................................    $    66.2
                                                                    =========

(1) Interest expense excludes the amortization of deferred financing costs.
(2) The increase in working capital is primarily due to an increase in accounts receivable, patent infringement receivable and inventories which are offset by an increase in accounts payable and other accrued expenses.
(3) Bank EBITDA includes the net gain of $12.7 million from the patent infringement settlement. Without this gain EBITDA would be $53.5 million.

     Cash flows from operating activities was $5.2 million for the six months ended June 27, 2003 which includes $10.7 million in interest payments, $2.8 million in severance payments, and an increase in working capital primarily due to seasonality, partially offset by net income.

     Cash flows from investing activities was $18.8 million for the six months ended June 27, 2003. The net cash flows provided by investing activities includes the proceeds from the Italian divestiture of $22.6 million partially offset by $3.8 million in capital expenditures.

     Cash flows used in financing activities was $36.6 million which includes a $21.6 million payment of debt from proceeds of the Italian sale and $15.0 million in voluntary debt repayments.

     The Company incurred severance and other change in control related liabilities to certain employees. Since the Acquisition the Company paid $44.7 million in severance payments, including $2.8 million paid in the six months

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

ended June 27, 2003. The Company estimates that the total severance payments will be approximately $48.0 million. The Company anticipates the remaining $3.3 million in severance and related costs to be principally paid out in 2003 with a small balance being carried into future years for medical and life insurance payments for three former Carter-Wallace executives.

     The Company expects that the total capital expenditures will be approximately $16 million in 2003.

     The Company expects that funds provided from operations and available borrowing of $85 million under its six-year revolving credit facility, none of which was drawn on June 27, 2003, will provide sufficient funds to operate its businesses, to make expected capital expenditures, to make expected severance payments, and to meet foreseeable liquidity requirements.

Recent Accounting Pronouncements
--------------------------------

     In April 2003, the FASB issued SFAS No. 149,"Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The Company will adopt the provisions of the statement on its effective date and does not anticipate a material impact to its consolidated financial statements.

     On May 15, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which aims to eliminate diversity in practice by requiring that the "freestanding" financial instruments be reported as liabilities by their issuers.

     The provisions of SFAS 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company adopted the provisions of the statement on its effective date and does not anticipate a material impact to its consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have not been any material changes during the three month period ended June 27, 2003. For further information, please refer to the Company's December 31, 2002 Annual Report on Form 10-K.


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

Cautionary Note on Forward-Looking Statements
---------------------------------------------

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

particular uncertainty relating to trade, competitive and consumer reactions. Other factors, which could materially affect the results, include the outcome of contingencies, including litigation, pending regulatory proceedings, environmental remediation and the acquisition or divestiture of assets.

    The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects in its filings with the U.S. Securities and Exchange Commission. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

         b. No reports on Form 8-K were filed for the three months ended June 27, 2003.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ARMKEL, LLC.
                                                -------------------------------
                                                (REGISTRANT)


DATE:    August 8, 2003                         /s/ Maureen K. Usifer
         ------------------------------         -------------------------------
                                                MAUREEN K. USIFER
                                                CHIEF FINANCIAL OFFICER AND
                                                PRINCIPAL ACCOUNTING OFFICER



DATE:    August 8, 2003                         /s/ Zvi Eiref
         ------------------------------         -------------------------------
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



Date: August 8, 2003
      -----------------


                                                 /s/  Robert A. Davies, III
                                                 -----------------------------
                                                 Robert A. Davies, III
                                                 Chief Executive Officer

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



Date:  August 8, 2003
       ---------------


                                                 /s/ Maureen K. Usifer
                                                 -----------------------------
                                                 Maureen K. Usifer
                                                 Chief Financial Officer