Form 10-Q
period 2003-09-26
ARMKEL LLC
filed 2003-11-10
CIK 1140590

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 26, 2003


                        Commission file Number 333-73160




                               ------------------


                                   ARMKEL, LLC
     (Exact name of registrant as specified in its certificate of formation)


              Delaware                                           13-4181336
     (State or other jurisdiction          (I.R.S. Employer Identification No.)
 of incorporation or organization)

469 North Harrison Street, Princeton, N.J.                        08543-5297
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

                          Yes |X|            No |_|


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                           Yes |_|            No |X|


As of November 10, 2003, all of the 10,000 outstanding membership interests in Armkel, LLC were held by affiliates.


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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                          ARMKEL, LLC AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                           CHANGES IN MEMBERS' EQUITY
                                   (Unaudited)


                                                                   Three Months Ended            Nine Months Ended
                                                                -----------------------      -------------------------
(Dollars in thousands)
                                                                Sept. 26,     Sept. 27,      Sept. 26,       Sept. 27,
                                                                   2003         2002            2003            2002
                                                                   ----         ----            ----            ----
Net Sales.................................................     $  103,351    $ 101,003        $  316,481      $ 292,806
Cost of goods sold........................................         45,749       42,463           135,868        133,248
                                                               ----------    ---------        ----------      ---------
Gross Profit..............................................         57,602       58,540           180,613        159,558
Marketing expenses........................................         16,655       16,475            48,409         40,856
Selling, general and administrative expenses..............         22,254       22,728            69,107         64,033
Patent infringement......................................              --           --           (12,717)            --
                                                               ----------    ---------        ----------      ---------
Income from Operations....................................         18,693       19,337            75,814         54,669
Interest expense..........................................         (8,278)      (9,088)          (25,884)       (27,355)
Interest income...........................................            234          240               754            793
Other income (expense)....................................            (59)        (546)            1,061            584
                                                               -----------   ----------       ----------      ---------
Income before taxes.......................................         10,590        9,943            51,745         28,691
Income taxes..............................................          1,632          944             7,163          5,297
                                                               ----------    ---------        ----------      ---------
Income from continuing operations ........................          8,958        8,999            44,582         23,394
Income from discontinued operations.......................             --          317               254          1,815
Gain on disposition of discontinued operations............             --           --             1,862             --
                                                               ----------    ---------        ----------      ---------
Net Income................................................          8,958        9,316            46,698         25,209
Other comprehensive income (loss) ........................         (2,762)       2,162              (186)         1,008
                                                               -----------   ---------        -----------     ---------
Total comprehensive income ...............................          6,196       11,478            46,512         26,217
Members' Equity at Beginning of Period....................        269,996      218,325           229,680        203,586
                                                               ----------    ---------        ----------      ---------
Members' Equity at End of Period..........................     $  276,192    $ 229,803        $  276,192      $ 229,803
                                                               ==========    =========        ==========      =========



            See Notes to Condensed Consolidated Financial Statements.

                          ARMKEL, LLC AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS




(Dollars in thousands)                                                             Sept.  26, 2003      Dec. 31, 2002
                                                                                   ---------------      -------------
                                                                                    (Unaudited)
Assets
Current Assets
Cash and cash equivalents.......................................................    $    52,410         $    54,780
Accounts receivable, less allowances of $1,913 and $2,177.......................         93,253              75,864
Inventories.....................................................................         56,389              53,427
Prepaid expenses................................................................          3,711               5,557
Assets of discontinued operations...............................................             --              42,079
Net assets held for sale........................................................         11,500              14,600
                                                                                    -----------         -----------
Total Current Assets............................................................        217,263             246,307
Property, Plant and Equipment (Net).............................................         74,847              72,867
Tradenames and Patents..........................................................        257,900             261,275
Goodwill........................................................................        205,844             205,467
Deferred Financing Costs........................................................         14,815              17,380
Other Assets....................................................................          9,531               5,218
                                                                                    -----------         -----------
Total Assets....................................................................    $   780,200         $   808,514
                                                                                    ===========         ===========

Liabilities and Members' Equity
Current Liabilities
Short-term borrowings...........................................................    $        --         $        55
Accounts payable and accrued expenses...........................................         78,592              85,036
Liabilities of discontinued operations..........................................             --              23,582
Current portion of long-term debt...............................................          4,734              28,501
Taxes payable...................................................................          5,474               1,606
                                                                                    -----------         -----------
Total Current Liabilities.......................................................         88,800             138,780
Long-term Debt..................................................................        382,122             411,634
Deferred Income Taxes...........................................................         11,590               8,500
Deferred and Other Long-term Liabilities........................................         21,496              19,920
Commitments and Contingencies
Members' Equity
Net contributed capital.........................................................        220,500             220,500
Retained earnings...............................................................         62,264              15,566
Accumulated other comprehensive loss............................................         (6,572)             (6,386)
                                                                                    -----------         -----------
Total Members' Equity...........................................................        276,192             229,680
                                                                                    -----------         -----------
Total Liabilities and Members' Equity...........................................    $   780,200         $   808,514
                                                                                    ===========         ===========




            See Notes to Condensed Consolidated Financial Statements.

                          ARMKEL, LLC AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                                Nine Months Ended
                                                                                            ---------------------------
                                                                                            Sept. 26,        Sept. 27,
     (Dollars in thousands)                                                                   2003             2002
                                                                                              ----             ----
Cash Flow From Operating Activities:
Net Income......................................................................        $  46,698        $   25,209
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
   Depreciation and amortization ...............................................           12,686            12,028
   Unrealized gain on foreign exchange transactions.............................           (1,208)             (514)
   Fair market value adjustment of assets held for sale.........................            3,100                --
   Net income from discontinued operations......................................             (254)           (1,815)
   Net gain on sale of discontinued operations..................................           (1,862)               --
Change in assets and liabilities:
   (Increase) in accounts receivable............................................          (13,635)          (13,465)
   (Increase) Decrease in inventories...........................................             (985)           11,295
   Decrease (Increase) in prepaid expenses and other current assets.............            1,147               (48)
   (Decrease) in accounts payable and other accrued expenses....................           (6,725)          (27,421)
   (Increase) in other..........................................................           (3,428)             (644)
                                                                                      ------------      ------------
Net Cash Provided by Operating Activities.......................................           35,534             4,625
                                                                                      -----------       -----------
Cash Flow From Investing Activities:
Additions to property, plant and equipment......................................           (6,665)           (6,526)
Proceeds from divestiture.......................................................           22,573                --
Payment for purchase price adjustments and costs related to the acquisition of the
  Carter-Wallace Consumer Business .............................................               --            (8,266)
                                                                                      -----------       -----------
Net Cash Provided by (Used in) Investing Activities.............................           15,908           (14,792)
                                                                                      -----------       ------------
Cash Flow From Financing Activities:
Repayment of syndicated bank credit facility....................................          (55,797)             (750)
Payment of deferred financing costs.............................................               --              (459)
                                                                                      -----------       ------------
Net Cash Used in Financing Activities...........................................          (55,797)           (1,209)
                                                                                      ------------      ------------
Effect of exchange rate changes on cash and cash equivalents....................            1,985               856
                                                                                      -----------       -----------
Net Change in Cash and Cash Equivalents.........................................           (2,370)          (10,520)
Cash and Cash Equivalents at Beginning of Period................................           54,780            55,617
                                                                                      -----------       -----------
Cash and Cash Equivalents at End of Period......................................      $    52,410       $    45,097
                                                                                      ===========       ===========


            See Notes to Condensed Consolidated Financial Statements.

                          ARMKEL, LLC AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Financial Statement Presentation

The condensed consolidated balance sheet as of September 26, 2003, the condensed consolidated statements of income and changes in members' equity for the three and nine months ended September 26, 2003 and September 27, 2002, and the condensed consolidated statement of cash flows for the nine months ended September 26, 2003 and September 27, 2002 have been prepared by Armkel, LLC and subsidiaries (the "Company") and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at September 26, 2003 and for all periods presented have been made.

Fifty-percent (50%) of the membership interests in the Company is owned by each of Church & Dwight Co., Inc. ("C&D") and certain affiliates of Kelso & Company, L.P. ("Kelso").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 required Form 10-K filing. Certain items previously reported in specific captions in the accompanying financial statements have been reclassed to conform with current period classification. The financial statement effect of the recently divested Italian operations is recognized as discontinued operations in all periods. The results of operations for the period ended September 26, 2003 are not necessarily indicative of the operating results for the full year.

2.       Inventories consist of the following:

                                                                                  Sept. 26, 2003   Dec. 31, 2002
                                                                                  --------------   -------------
         (In thousands)
         Raw materials and supplies.............................................     $   12,648        $  10,561
         Work in process........................................................          5,935            5,983
         Finished goods.........................................................         37,806           36,883
                                                                                     ----------        ---------
                                                                                     $   56,389        $  53,427
                                                                                     ==========        =========

3.       Property, Plant and Equipment consist of the following:

                                                                                  Sept. 26, 2003     Dec. 31, 2002
                                                                                  --------------     -------------
         (In thousands)
         Land...................................................................     $    7,180          $ 7,067
         Buildings and improvements.............................................         22,502           21,620
         Machinery and equipment................................................         47,120           44,946
         Office equipment and other assets......................................          5,387            3,800
         Construction in progress...............................................          7,972            4,716
                                                                                     ----------        ---------
                                                                                         90,161           82,149
         Less accumulated depreciation and amortization.........................         15,314            9,282
                                                                                     ----------        ---------
         Net Property, Plant and Equipment......................................     $   74,847        $  72,867
                                                                                     ==========        =========

4.   Goodwill and Intangible Assets

The following tables disclose the carrying value of all intangible assets:

                                          September  26,  2003                         December 31, 2002
                                          --------------------                         -----------------
                                 Gross Carrying    Accum.                  Gross Carrying     Accum.
(In thousands)                      Amount      Amortization      Net          Amount      Amortization      Net
                                    ------      ------------      ---          ------      ------------      ---
Amortized intangible assets:
---------------------------
     Patents                       $  27,500      $  9,000    $   18,500     $   27,500      $ 5,625      $  21,875
                                   =========      ========    ==========     ==========      =======      =========
Unamortized intangible assets - Carrying value
-----------------------------
     Tradenames                    $ 239,400                                 $  239,400
                                   =========                                 ==========

                          ARMKEL, LLC AND SUBSIDIARIES

Intangible amortization expense amounted to $3.4 million for the nine months ended September 26, 2003 and September 27, 2002. The estimated intangible amortization is approximately $4.5 million per year over the remaining amortization period. The weighted average amortization period for patents is 6.4 years.

The changes in the carrying amount of goodwill for the nine months ended September 26, 2003 is as follows:

(In thousands)                                                        Domestic      International          Total
                                                                      --------      -------------         -------
Balance December 31, 2002.....................................       $173,006       $    32,461        $   205,467
Foreign exchange/other........................................             --               377                377
                                                                     --------        ----------        -----------
Balance September 26, 2003....................................       $173,006        $   32,838        $   205,844
                                                                     ========        ==========        ===========

5.   Related Party Transactions

Arrangements with Church & Dwight
---------------------------------

C&D charged the Company $5.0 million and $19.0 million for primarily administrative and management oversight services for the three and nine months ended September 26, 2003. C&D charged the Company $5.6 million and $15.7 million for primarily administrative and management services for the three and nine months ended September 27, 2002. The Company sold $0.3 and $1.4 million of deodorant/antiperspirant inventory to C&D at its cost during the three and nine months ended September 26, 2003, compared with $0.0 and $5.4 million of deodorant/antiperspirant during the three and nine months ended September 27, 2002. The Company purchased $0.6 million and $1.9 million of Arm & Hammer products to be sold in international markets during the three and nine months ended September 26, 2003, compared with $1.0 million and $1.1 million during the three and nine months ended September 27, 2002. During the three and nine months ended September 27, 2002, the Company charged C&D $0.5 and $1.6 million of transition administrative services. The Company had a net payable to C&D at September 26, 2003 and December 31, 2002 of approximately $2.3 million and $4.8 million, respectively, that primarily related to administration fees and invoices paid by C&D on behalf of Armkel, offset by amounts owed for inventory.

Arrangements with Kelso
-----------------------

Kelso provides the Company with financial advisory services for which the Company pays an annual fee of $1.0 million. The Company indemnifies Kelso against certain liabilities and reimburses expenses in connection with its engagement. The Company prepaid Kelso's 2003 annual fee at the end of December 2002. For the three and nine months ended September 27, 2002, the Company paid Kelso $0.3 and $0.8 million.

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

In February 2003, two members of the California Assembly introduced a non-binding resolution calling on FDA to ban condoms containing N-9. The proposed resolution was not brought to a vote since legally California could not ban an FDA approved medical device from marketing. Instead, the proposed resolution was announced at a public press release and retailers were asked voluntarily not to stock any condom containing N-9. The Company had previously supplied the Assemblymen and the Assembly Speaker with information explaining why a ban would be inappropriate and outlining the interim labeling revisions and public information efforts the Company has implemented. While the resolution cannot be voted upon and passed and cannot be legally binding, making it public (as was done here) could impair public perception of the product with resultant impairment of operating results of the Company.

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

The following table summarizes the activity in the Company's reorganization accruals:


                                                                      Reserves at      Payments and      Reserves at
(In thousands)                                                       Dec. 31, 2002      Adjustments    Sept. 26, 2003
                                                                     -------------      -----------    --------------

Severance and other charges.......................................     $   6,005        $   (3,103)      $    2,902
Environmental remediation costs...................................         1,828              (220)           1,608
Lease termination costs...........................................           110               (25)              85
                                                                       ---------        -----------      ----------
                                                                       $   7,943        $   (3,348)      $    4,595
                                                                       =========        ===========      ==========

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

9.   Discontinued Operations

At the end of December 2002, the Company signed a definitive agreement to sell its Italian operations. On February 20, 2003, the sale was completed with proceeds of $22.6 million. The Company recorded an after-tax gain on the sale of these operations of approximately $1.9 million. As part of this transaction, the Company recorded a $0.5 million guarantee reserve which was the estimated fair value of the contractual indemnification obligation of the Company to the buyer of the Italian operations. In June 2003, the Company signed an agreement which effectively reduced the selling price by requiring the payment of 0.1 million euros by the Company to the buyer in the third quarter of 2003 in return for a release from any indemnification obligations that might arise with respect to certain tax matters under the definitive sales agreement. Upon payment of the
0.1 million euros the guarantee reserve was reduced accordingly. Exposure under such indemnification obligation is capped at 1.5 million Euros.

For the three and nine months ended September 26, 2003, net sales from the Italian operations was $0.0 and $10.0 million as compared to $9.3 and $29.8 million for the same period in 2002 and income from discontinued operations was $0.0 and $0.3 million (net of taxes of $0.0 and $0.3 million) in 2003 as compared to $0.3 and $1.8 million (net of taxes

                          ARMKEL, LLC AND SUBSIDIARIES
of $0.3 and $1.4 million) for the same period in 2002. The proceeds were used to pay down the term loan debt and costs associated with the divestiture. The financial statements of the comparable periods of a year ago in this report have been reclassified for discontinued operations.

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

The provisions of SFAS No. 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company adopted the provisions of the statement on its effective date and does not anticipate a material impact to its consolidated financial statements.

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

Supplemental information for condensed consolidated balance sheets at September 26, 2003, condensed consolidated income statements for the three and nine months ended September 26, 2003 and September 27, 2002, and condensed consolidated cash flows for the nine month periods ended September 26, 2003 and September 27, 2002 is summarized as follows (amounts in thousands):

                          ARMKEL, LLC AND SUBSIDIARIES

Statements of Income

                                                           For The Three Months Ended September 26, 2003
                                                           ---------------------------------------------
                                                                                                              Total
                                                        Domestic       International     Eliminations      Consolidated
                                                        --------       -------------     ------------      ------------
Net sales........................................    $    51,853       $      52,717      $    (1,219)       $  103,351
Cost of goods sold...............................         20,190              26,778           (1,219)           45,749
                                                     -----------       -------------      ------------      -----------
Gross profit.....................................         31,663              25,939               --            57,602
Operating expenses...............................         18,185              20,724               --            38,909
                                                     -----------       -------------      -----------       -----------
Income from operations...........................         13,478               5,215               --            18,693
Interest expense.................................         (8,164)               (114)              --            (8,278)
Interest income..................................             60                 174               --               234
Intercompany accounts............................          1,485              (1,485)              --                --
Other income (expense)...........................           (132)                 73               --               (59)
                                                     ------------      -------------      -----------       ------------
Income before taxes..............................          6,727               3,863               --            10,590
Income taxes.....................................             --               1,632               --             1,632
                                                     -----------       -------------      -----------       -----------
Income from continuing operations................          6,727               2,231               --             8,958
Income from discontinued operations..............             --                  --               --                --
Gain on disposition of discontinued operations...             --                  --               --                --
                                                     -----------       -------------      -----------       -----------
     Net Income..................................    $     6,727       $       2,231      $        --       $     8,958
                                                     ===========       =============      ===========       ===========



                                                              For the Three Months Ended September  27, 2002
                                                              ----------------------------------------------
                                                                                                                  Total
                                                        Domestic      International     Eliminations       Consolidated
                                                        --------      -------------     ------------       ------------
Net sales.........................................   $    58,120       $     45,597       $   (2,714)       $   101,003
Cost of goods sold................................        22,274             22,903           (2,714)            42,463
                                                     -----------       ------------       -----------       -----------
Gross profit......................................        35,846             22,694               --             58,540
Operating expenses................................        20,320             18,883               --             39,203
                                                     -----------       ------------       ----------        -----------
Income from operations............................        15,526              3,811               --             19,337
Interest expense..................................        (8,804)              (284)              --             (9,088)
Interest income...................................           101                139               --                240
Intercompany accounts.............................         1,404             (1,404)              --                 --
Other income (expense)............................          (461)               (85)              --               (546)
                                                     ------------      -------------      ----------        ------------
Income before taxes...............................         7,766              2,177               --              9,943
Income taxes......................................            --                944               --                944
                                                     -----------       ------------       ----------        -----------
Income from continuing operations.................         7,766              1,233               --              8,999
Income from discontinued operations...............            --                317               --                317
Gain on disposition of discontinued operations....            --                 --               --                 --
                                                     -----------       ------------       ----------        -----------
     Net Income...................................   $     7,766       $      1,550       $       --        $     9,316
                                                     ===========       ============       ==========        ===========

                          ARMKEL, LLC AND SUBSIDIARIES

Statements of Income

                                                           For The Nine Months Ended September 26, 2003
                                                           --------------------------------------------
                                                                                                           Total
                                                   Domestic       International       Eliminations     Consolidated
                                                   --------       -------------       ------------     ------------
Net sales...................................     $   164,823      $    156,166        $    (4,508)       $  316,481
Cost of goods sold..........................          64,502            75,874             (4,508)          135,868
                                                 -----------      ------------        ------------      -----------
Gross profit................................         100,321            80,292                 --           180,613
Operating expenses..........................          49,351            55,448                 --           104,799
                                                 -----------      ------------        -----------       -----------
Income from operations......................          50,970            24,844                 --            75,814
Interest expense............................         (25,206)             (678)                --           (25,884)
Interest income.............................             230               524                 --               754
Intercompany accounts.......................           4,295            (4,295)                --                --
Other income (expense)......................           2,572            (1,511)                --             1,061
                                                 -----------      -------------       -----------       -----------
Income before taxes.........................          32,861            18,884                 --            51,745
Income taxes................................              --             7,163                 --             7,163
                                                 -----------      ------------        -----------       -----------
Income from continuing operations...........          32,861            11,721                 --            44,582
Income from discontinued operations.........              --               254                 --               254
Gain on disposition of discontinued operations            --             1,862                 --             1,862
                                                 -----------      ------------        -----------       -----------
  Net Income................................     $    32,861      $     13,837        $        --        $   46,698
                                                 ===========      ============        ===========       ===========


                                                           For The Nine Months Ended September 27, 2002
                                                           --------------------------------------------
                                                                                                           Total
                                                   Domestic       International       Eliminations     Consolidated
                                                   --------       -------------       ------------     ------------
Net sales...................................      $  170,022       $   130,456        $    (7,672)      $   292,806
Cost of goods sold..........................          75,941            64,979             (7,672)          133,248
                                                  ----------       -----------        ------------      -----------
Gross profit................................          94,081            65,477                 --           159,558
Operating expenses..........................          57,729            47,160                 --           104,889
                                                   ---------       -----------        -----------       -----------
Income from operations......................          36,352            18,317                 --            54,669
Interest expense............................         (26,540)             (815)                --           (27,355)
Interest income.............................             395               398                 --               793
Intercompany accounts.......................           4,469            (4,469)                --                --
Other income (expense)......................           3,346            (2,762)                --               584
                                                  ----------       ------------       -----------       -----------
Income before taxes.........................          18,022            10,669                 --            28,691
Income taxes................................              --             5,297                 --             5,297
                                                  ----------       -----------        -----------       -----------
Income from continuing operations...........          18,022             5,372                 --            23,394
Income from discontinued operations.........              --             1,815                 --             1,815
Gain on disposition of discontinued operations            --                --                 --                --
                                                   ---------        ----------        -----------       -----------
  Net Income................................       $  18,022        $    7,187        $        --       $    25,209
                                                   =========        ==========        ===========       ===========

                          ARMKEL, LLC AND SUBSIDIARIES

Consolidated Balance Sheet

                                                                          September 26, 2003
                                                  -----------------------------------------------------------------
                                                                                                            Total
                                                    Domestic     International       Eliminations      Consolidated
                                                  ----------     -------------       ------------      ------------
Cash and cash equivalents..................       $   25,739       $    26,671        $        --        $   52,410
Accounts receivable, less allowances.......           24,982            68,271                 --            93,253
Inventories................................           24,629            31,760                 --            56,389
Prepaid expenses...........................              959             2,752                 --             3,711
Net assets held for sale...................           11,500                --                 --            11,500
                                                 -----------       -----------        -----------        ----------
  Total current assets.....................           87,809           129,454                 --           217,263
Property, plant and equipment (net)........           49,247            25,600                 --            74,847
Intercompany notes receivable..............           63,341                --            (63,341)               --
Investment in subsidiaries.................           53,760                --            (53,760)               --
Tradenames and patents.....................          219,700            38,200                 --           257,900
Goodwill...................................          173,006            32,838                 --           205,844
Deferred financing costs...................           14,815                --                 --            14,815
Other assets...............................            3,761             5,770                 --             9,531
                                                 -----------       -----------        -----------        ----------
  Total assets.............................      $   665,439       $   231,862        $  (117,101)       $  780,200
                                                 ===========       ===========        ===========        ==========

Accounts payable and accrued expenses......      $    28,569       $    50,023        $        --        $   78,592
Intercompany accounts......................           (1,957)            1,957                 --                --
Current portion of long-term debt..........            2,933             1,801                 --             4,734
Taxes payable..............................               --             5,474                 --             5,474
                                                 -----------       -----------        -----------        ----------

  Total current liabilities................           29,545            59,255                 --            88,800
Long-term debt.............................          367,825            14,297                 --           382,122
Deferred income taxes......................               --            11,590                 --            11,590
Intercompany notes payable.................               --            73,778            (73,778)               --
Deferred and other long-term liabilities...           10,950            10,546                 --            21,496
                                                  ----------       -----------        -----------        ----------
  Total liabilities........................          408,320           169,466            (73,778)          504,008
Members' Equity and Subsidiary Capital
Net contributed capital....................          220,500            42,264            (42,264)          220,500
Retained earnings..........................           41,295            20,969                 --            62,264
Accumulated other comprehensive loss.......           (4,676)             (837)            (1,059)           (6,572)
                                                 ------------      -----------       ------------        ----------
Total members' equity and subsidiary capital         257,119            62,396            (43,323)          276,192
                                                 ------------      -----------       ------------        ----------
   Total liabilities and members' equity...      $   665,439      $    231,862       $   (117,101)       $  780,200
                                                 ============      ===========       ============        ==========

                        ARMKEL, LLC AND SUBSIDIARIES

Consolidated Balance Sheet

                                                                          December 31, 2002
                                                   ------------------------------------------------------------------
                                                                                                             Total
                                                    Domestic     International      Eliminations        Consolidated
                                                    --------     -------------      ------------        ------------
Cash and cash equivalents...................      $   35,093       $    19,687       $        --         $    54,780
Accounts receivable, less allowances........          21,885            53,979                --              75,864
Inventories.................................          22,948            30,479                --              53,427
Prepaid expenses............................           1,428             4,129                --               5,557
Net assets of discontinued operations.......              --            42,079                --              42,079
Net assets held for sale ...................          14,600                --                --              14,600
                                                  ----------       -----------        ----------         -----------
  Total current assets......................          95,954           150,353                --             246,307
Property, plant and equipment (net).........          48,646            24,221                --              72,867
Investment in subsidiaries..................          58,591                --           (58,591)                 --
Notes receivable............................          63,557                --           (63,557)                 --
Tradenames and patents......................         223,075            38,200                --             261,275
Goodwill....................................         173,006            32,461                --             205,467
Deferred financing costs....................          17,380                --                --              17,380
Other assets................................           2,665             2,553                --               5,218
                                                  ----------       -----------        ----------         -----------
  Total assets..............................      $  682,874       $   247,788        $ (122,148)        $   808,514
                                                  ==========       ===========        ==========         ===========

Short-term borrowings.......................      $       --       $        55        $       --         $        55
Accounts payable and accrued expenses.......          44,762            40,274                --              85,036
Intercompany accounts.......................          (3,633)            3,633                --                  --
Net liabilities of discontinued operations .              --            23,582                --              23,582
Current portion of long-term debt...........           9,541            18,960                --              28,501
Taxes payable...............................             --              1,606                --               1,606
                                                  ----------       -----------        ----------         -----------
  Total current liabilities.................          50,670            88,110                --             138,780
Long-term debt..............................         397,838            13,796                --             411,634
Deferred income taxes.......................             --              8,500                --               8,500
Notes payable...............................             --             69,138           (69,138)                 --
Deferred and other long-term liabilities....          10,705             9,215                --              19,920
                                                  ----------       -----------        ----------         -----------
   Total liabilities........................         459,213           188,759           (69,138)            578,834
Members' Equity and Subsidiary Capital
Net contributed capital.....................         220,500            52,061           (52,061)            220,500
Retained earnings...........................           8,434             7,132                --              15,566
Accumulated other comprehensive loss........          (5,273)             (164)             (949)             (6,386)
                                                 -----------       -----------        ----------         -----------
Total members' equity and subsidiary capital         223,661            59,029           (53,010)            229,680
                                                 -----------       -----------        ----------         -----------
   Total liabilities and members' equity....     $   682,874       $   247,788        $ (122,148)        $   808,514
                                                 ===========       ===========        ==========         ===========

                        ARMKEL, LLC AND SUBSIDIARIES

Statements of Cash Flows

                                                                        For The Nine Months Ended September 26, 2003
                                                                        --------------------------------------------
                                                                                                            Total
                                                                           Domestic     International    Consolidated
                                                                           --------     -------------    ------------
Cash Flow From Operating Activities:
Net Income........................................................      $    32,861      $   13,837       $   46,698
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization..................................            9,608           3,078           12,686
   Unrealized (gain) loss on foreign exchange transactions........           (2,871)          1,663           (1,208)
   Fair market value adjustment of assets held for sale...........            3,100              --            3,100
   Net income from discontinued operations........................               --            (254)            (254)
   Net gain on sale of discontinued operations....................               --          (1,862)          (1,862)
Change in assets and liabilities:
   (Increase) in accounts receivable..............................           (3,537)        (10,098)         (13,635)
   (Increase) Decrease in inventories.............................           (1,681)            696             (985)
   (Increase) Decrease in prepaid expenses and other current assets            (324)          1,471            1,147
   (Decrease) Increase in accounts payable and other accrued expenses       (15,928)          9,203           (6,725)
   (Decrease) in other............................................             (439)         (2,989)          (3,428)
                                                                            -------        --------         --------
Net Cash Provided by Operating Activities.........................           20,789          14,745           35,534
                                                                            -------        --------         --------
Cash Flow From Investing Activities:
   Additions to property, plant & equipment.......................           (3,256)         (3,409)          (6,665)
   Proceeds from divestiture......................................               --          22,573           22,573
                                                                            -------        --------         --------
Net Cash (Used in) Provided by Investing Activities...............           (3,256)         19,164           15,908
                                                                            --------       --------         --------
Cash Flow from Financing Activities:
   Repayment of syndicated bank credit facility...................           (36,740)       (19,057)         (55,797)
   Intercompany capital contribution..............................             9,797         (9,797)              --
   Intercompany debt transactions.................................                56            (56)              --
                                                                            --------       --------         --------
Net Cash Used in Financing Activities.............................           (26,887)       (28,910)         (55,797)
                                                                            --------       --------         --------
Effect of exchange rate changes on cash and cash equivalents......                --          1,985            1,985
                                                                            --------       --------         --------
NET CHANGE IN CASH & CASH EQUIVALENTS.............................            (9,354)         6,984           (2,370)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD....................            35,093         19,687           54,780
                                                                            --------       --------         --------
CASH & CASH EQUIVALENTS AT END OF PERIOD..........................       $    25,739     $   26,671        $  52,410
                                                                           =========      =========         ========


                        ARMKEL, LLC AND SUBSIDIARIES

Statements of Cash Flows

                                                                        For The Nine Months Ended September  27, 2002
                                                                        ---------------------------------------------
                                                                                                            Total
                                                                           Domestic     International    Consolidated
                                                                           --------     -------------    ------------
Cash Flow From Operating Activities:
Net Income .......................................................     $    18,022      $     7,187       $    25,209
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization..................................           9,580            2,448            12,028
   Unrealized (gain) loss on foreign exchange transactions........          (3,522)           3,008              (514)
   Net income from discontinued operations........................              --           (1,815)           (1,815)
Change in assets and liabilities:
   (Increase) in accounts receivable..............................          (4,677)          (8,788)          (13,465)
   Decrease (Increase) in inventories.............................          13,184           (1,889)           11,295
   (Increase) Decrease in prepaid expenses and other current assets            414             (462)              (48)
   (Decrease) Increase in accounts payable and other accrued expenses      (33,128)           5,707           (27,421)
   (Decrease) Increase in other...................................          (1,036)             392              (644)
                                                                        ----------      -----------        ----------
Net Cash (Used in) Provided by Operating Activities...............          (1,163)           5,788             4,625
                                                                       -----------      -----------       -----------
Cash Flow From Investing Activities:
   Additions to property, plant & equipment.......................          (5,231)          (1,295)           (6,526)
   Payment for purchase price adjustments and costs related to the
    acquisition of the Carter-Wallace Consumer Business...........          (8,266)              --            (8,266)
                                                                        ----------      -----------        ----------
Net Cash Used in Investing Activities.............................         (13,497)          (1,295)          (14,792)
                                                                        ----------      -----------        ----------
Cash Flow from Financing Activities:
   Repayment of syndicated bank credit facility...................            (750)              --              (750)
   Payment of deferred financing costs                                        (459)              --              (459)
                                                                        ----------      -----------         ---------
Net Cash Used in Financing Activities.............................          (1,209)              --            (1,209)
                                                                       -----------      -----------       -----------
Effect of exchange rate changes on cash and cash equivalents......              --              856               856
                                                                       -----------      -----------       -----------
NET CHANGE IN CASH & CASH EQUIVALENTS.............................         (15,869)           5,349           (10,520)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD....................          40,444           15,173            55,617
                                                                       -----------      -----------       -----------
CASH & CASH EQUIVALENTS AT END OF PERIOD..........................     $    24,575      $    20,522       $    45,097
                                                                       ===========      ===========       ===========


The following table sets forth the Company's principal product lines and related data for the three and nine month periods ended September 26, 2003 and September 27, 2002.

                                                        Three Months Ended                   Nine Months Ended
Net Sales (In thousands)                        Sept. 26, 2003     Sept. 27, 2002     Sept. 26, 2003   Sept. 27, 2002
                                                --------------     --------------     --------------   --------------
Products
Family Planning(1)..........................       $    46,722    $    48,943         $   141,538    $     139,916
Depilatories and waxes; face and skincare...            22,251         22,603              75,464           68,491
Oral care...................................             9,918          7,708              27,764           21,934
OTC Products................................            11,581         10,798              36,557           33,511
Other consumer products.....................            12,879         10,951              35,158           28,954
                                                   -----------    -----------         -----------    -------------
Total net sales.............................       $   103,351    $   101,003         $   316,481    $     292,806
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

     In December 2002, the Company entered into an agreement to sell its Italian subsidiary to a group, comprising local management and private equity investors. The sale closed in February 2003 for a purchase price of $22.6 million including the repayment of $12.8 million of intercompany debt. The Company retained ownership of certain Italian pregnancy kit and oral care product lines with annual sales of approximately $3.0 million. The remainder of the Italian subsidiary's business included a high percentage of distributor sales as well as hospital diagnostic and other products not related to the Company's core business. The Company reported a $1.9 million gain on the sale and $0.3 million income (net of tax) from discontinued operations in the first quarter of 2003. The financial statements have been reclassified to reflect the Italian business as a discontinued operation in 2003 and prior financial statements.

    The following section discusses comparisons to the three-month and nine-month period ended September 26, 2003 compared to the same period in the prior year. This section does not include the income from discontinued operations.

Results of Continuing Operations
--------------------------------
Three and Nine Month Comparison

                                                                 Three Months Ended               Nine Months Ended
                                                                 ------------------               -----------------
                                                                Sept. 26,    Sept. 27,        Sept. 26,      Sept. 27,
                                                                   2003        2002              2003           2002
                                                                ---------    ---------        ---------      ---------
                                                                                   (in millions)

     Net sales............................................    $     103.4   $    101.0       $    316.5   $     292.8
     Cost of goods sold...................................           45.8         42.5            135.9         133.2
                                                              -----------  -----------       ----------   -----------
     Gross Profit.........................................           57.6         58.5            180.6         159.6
     Marketing expenses..................................            16.7         16.5             48.4          40.9
     Selling, general & administrative expenses (1).......           22.2         22.7             56.4          64.0
     Interest expense & other income......................            8.1          9.4             24.1          26.0
                                                              -----------  -----------       ----------   -----------
     Income before taxes from continuing operations.......    $      10.6  $       9.9       $     51.7   $      28.7
                                                               ==========   ==========        =========    ==========

    (1) In 2003, selling, general and administrative expenses were reduced by the net gain from the Pfizer patent infringement settlement and increased by the writedown of the Cranbury facility, which are discussed further in this section.

    The results of operations for the period from January 1, 2003 to September 26, 2003 are affected by moderate acquisition related expenses amounting to $2.8 million primarily for the cost to carry the Cranbury facility. The prior year results are affected by $6.3 million in transition expenses and an $8.1 million inventory step-up charge.

  Net Sales
  ---------

     Net sales for the quarter increased $2.4 million, or 2.4%, to $103.4 million in the period ended September 26, 2003 from $101.0 million in the three months ended September 27, 2002. Domestic net sales (net of intercompany eliminations) decreased $4.7 million, or 8.5%, to $50.7 million from $55.4 million. This decrease in Domestic net sales is due to decreased sales of Nair depilatories primarily related to poor weather conditions during the peak depilatory season, lower Trojan condom sales due to promotional timing and lower diagnostic kit sales due to competitive activity. International net sales increased $7.1 million, or 15.6%, to $52.7 million from $45.6 million. The increase in International net sales reflects strong sales of oral and skin care products in Europe and condoms in Canada and Mexico, as well as foreign exchange gains which accounted for $4.2 million of the increase.

     Net sales for the nine months ended September 26, 2003 increased $23.7 million, or 8.1%, to $316.5 million from $292.8 million in the same period last year. Domestic net sales decreased $2.0 million, or 1.2%, to $160.3 million from $162.3 million for the nine months ended September 26, 2003. This decrease in Domestic net sales (net of intercompany eliminations) is primarily due to the lower sales for Nair depilatories and lower sales pregnancy test kits. International net sales increased $25.7 million, or 19.7%, to $156.2 million from $130.5 million primarily due to the continuation of strong depilatory sales across all markets, stronger oral care sales in Europe, condom sales in Canada and Mexico, higher export sales from the UK, as well as a favorable exchange translation gain of $13.6 million.

  Cost of Goods Sold
  ------------------

    Cost of goods sold for the quarter increased $3.3 million, or 7.8%, to $45.8 million for the quarter from $42.5 million in the same period last year. As a percentage of net sales, cost of goods sold increased to 44.2% from 42.1% in 2002. The 2.1 percentage point increase over the 2002 results is primarily due to an inventory reserve for slow moving and obsolete depilatory products in the United States.

     Cost of goods sold for the nine months ended September 26, 2003 increased $2.7 million or 2.0% to $135.9 million from $133.2 million in the same period last year. Cost of goods sold in the first quarter 2002 includes an $8.1 million charge relating to inventory step-up adjustments incurred at the Acquisition. Excluding this adjustment in 2002, cost of goods sold, as a percentage of net sales, would be reduced to 42.7% of net sales for 2002. As a percentage of net sales, cost of goods sold year to date in 2003 increased slightly to 42.9%. The
0.2 percentage point decline over the adjusted 2002 results is primarily related to the domestic inventory reserve for slow moving and obsolete depilatory products.

  Operating Costs excluding Interest Expense and Other Income
  -----------------------------------------------------------

    Total operating expenses for the quarter excluding interest expense and other income decreased $0.2 million, or 0.1%, to $39.0 million from $39.2 million in the same period last year. Total operating expenses for the nine months ended September 26, 2003, excluding interest expense and other income, decreased $0.1 million, to $104.8 million from $104.9 million in the nine months ended September 27, 2002. The operating expense changes are addressed below.

    Marketing expenses for the quarter increased by $0.2 million, or 1.2%, to $16.7 million from $16.5 million in 2002. Marketing expenses in the nine months ended September 26, 2003 increased by $7.5 million, or 18.3%, to $48.4 million from $40.9 million in the same period last year. The increase in marketing expenses for the nine months ended September 26, 2003, consists of $5.4 million in the International division primarily behind advertising for Arm & Hammer Dental Care in the UK, Lineance skin care in France and other initiatives and $2.1 million in the Domestic division primarily behind introductory marketing spending behind the launch of Lineance as a depilatory in the United States.

    Selling, general and administrative expenses for the quarter decreased $0.5 million, or 2.2%, to $22.2 million in the quarter from $22.7 million in 2002. Selling, general and administrative expenses in the nine months ended September 26, 2003 decreased $7.6 million, or 11.9%, to $56.4 million from $64.0 million in the same period last year. The decrease in expenses, for the nine months ended September 26, 2003, is related to a net gain from the settlement of patent infringement with Pfizer of $12.7 million net of legal expenses and costs partially offset by the $3.1 million write-down for the Cranbury facility. Adjusting for these items selling, general and administrative expense would increase to $66.0 million for the nine months ended September 26, 2003. The year to date increase over prior year is primarily related to an increase in R&D spending to support current and future initiatives partially offset by lower transition costs.

  Interest Expense and Other Income
  ---------------------------------

    Interest expense was $8.3 million in the quarter compared to $9.1 million for the prior year. Interest expense for the nine months ended September 26, 2003 was $25.9 million compared to $27.4 million for the same period last year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS (Continued)


This reduction in interest expense is related to the lower debt position from prior year and lower interest rates on the Company's term loans.

    Interest income of $0.2 million and $0.8 million for the quarter and nine months ended September 26, 2003 remains unchanged from last year.

    Other expense was $0.1 million for the quarter compared to $0.5 million last year, and other income was $1.1 million for the nine months ended September 26, 2003 compared to $0.6 million last year and primarily relates to foreign exchange remeasurement on intercompany loans with certain of its subsidiaries.

Liquidity and Capital Resources
-------------------------------

     The Company had outstanding total debt of $386.9 million, and cash of $52.4 million, for a net debt position of $334.5 million at September 26, 2003. This compares to the net debt position of $385.4 at December 31, 2002. The decrease in net debt is attributable to the use of proceeds from the divestiture of the Italian operation and from the Pfizer settlement.

     Interest payments on the notes and on borrowings under the senior credit facilities affect the Company's liquidity requirements. Borrowings under the term loans and the revolving credit facility bear interest at variable rates plus any applicable margin. The interest rates on the term loans are dependent on the attainment of certain covenants depending on the ratio of total debt to EBITDA as defined in the Company's term loan agreement ("adjusted EBITDA"). Adjusted EBITDA is a required component of the financial covenants contained in the Company's primary credit facility, a material agreement to the Company, and management believes that the presentation of adjusted EBITDA is useful to investors as a financial indicator of the Company's ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. Financial covenants include a leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a certain period of time. Adjusted EBITDA was approximately $88.0 million for the nine months ended September 26, 2003. The leverage ratio as defined in the term loan agreement was 3.10 versus the agreement's maximum 4.75, and the interest coverage ratio was 3.55 versus the agreement's minimum of 2.25. The reconciliation of Net Cash Provided by Operating Activities to the Company's key liquidity measure, "adjusted EBITDA", per the term loan agreement, is as follows (in millions) for the nine months ended September 26, 2003:


   Net Cash Provided by Operating Activities...................      $    35.5
        Interest Expense (1)...................................           23.2
        Interest Income........................................           (0.8)
        Current Income Tax Provision...........................            7.2
        Increase in Working Capital(2).........................           20.2
        Other..................................................            2.7
                                                                     ---------
   Adjusted EBITDA(3)..........................................      $    88.0
                                                                     =========

   Net Cash Provided by Investing Activities                         $    15.9
                                                                     =========

   Net Cost Used In Financing Activities                             $   (55.8)
                                                                     =========

(1)  Interest expense excludes the amortization of deferred financing costs.
(2) The increase in working capital is primarily due to an increase in accounts receivable and inventories along with a decrease in accounts payable and other accrued expenses.
(3) Bank adjusted EBITDA includes the net gain of $12.7 million from the patent infringement settlement. Without this gain, adjusted EBITDA would be $75.3 million.

    Cash flow from operating activities was $35.5 million for the nine months ended September 26, 2003 which includes $10.7 million in interest payments, $3.1 million in severance payments, and an increase in working capital primarily due to seasonality, more than offset by net income.

    Cash flow from investing activities was $15.9 million for the nine months ended September 26, 2003. The net cash flows provided by investing activities includes the proceeds from the Italian divestiture of $22.6 million partially offset by $6.7 million in capital expenditures.

       Cash flow used in financing activities was $55.8 million which includes a $21.6 million payment of debt from proceeds of the Italian sale, $12.5 million from the proceeds of the Pfizer settlement and $21.7 million in voluntary debt repayments generated from income from operations.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS (Continued)

    The Company incurred severance and other change in control related liabilities to certain employees. Since the Acquisition the Company paid $45.1 million in severance payments, including $3.1 million paid in the nine months ended September 26, 2003. The Company estimates that the total severance payments will be approximately $48.0 million. The Company anticipates the remaining $2.9 million in severance and related costs to be partially paid out in 2003 and 2004 for the remaining transition employees, with the majority of the balance being carried into future years for medical and life insurance payments for two former Carter-Wallace executives.

    The Company expects that the total capital expenditures will be approximately $12 million in 2003.

    The Company expects that funds provided from operations and available borrowing of $85 million under its six-year revolving credit facility, none of which was drawn on September 26, 2003, will provide sufficient funds to operate its businesses, to make expected capital expenditures, to make expected severance payments, and to meet foreseeable liquidity requirements.

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

     The provisions of SFAS No. 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company adopted the provisions of the statement on its effective date and does not anticipate a material impact to its consolidated financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have not been any material changes during the three month period ended September 26, 2003. For further information, please refer to the Company's December 31, 2002 Annual Report on Form 10-K.


ITEM 4.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)      Change in Internal Control over Financial Reporting

         No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           PART II - Other Information


ITEM 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits

                    (31.1) Certifications of the Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

                    (31.2) Certifications of the Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934

                    (32.1) Certifications of the Chief Executive Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

                    (32.2) Certifications of the Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934.


         b. No reports on Form 8-K were filed for the three months ended September 26, 2003.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                   ARMKEL, LLC.
                                                                   ------------------------------------------------
                                                                   (REGISTRANT)


DATE:    November 10, 2003                                         /s/ Maureen K. Usifer
         ------------------------------                            ------------------------------------------------
                                                                   MAUREEN K. USIFER
                                                                   CHIEF FINANCIAL OFFICER AND
                                                                   PRINCIPAL ACCOUNTING OFFICER



DATE:    November 10, 2003                                         /s/ Zvi Eiref
         ------------------------------                            ------------------------------------------------
                                                                   ZVI EIREF
                                                                   DIRECTOR


                               INDEX TO EXHIBITS


Exhibit
Number  Title
------- -----
31.1 Certifications of the Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certifications of the Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1 Certifications of the Chief Executive Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2 Certifications of the Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934.