Form 10-K
period 2003-12-31
ARMKEL LLC
filed 2004-03-15
CIK 1140590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 333-73160

ARMKEL, LLC

(Exact name of registrant as specified in its certificate of formation)

Delaware	13-4181336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

469 North Harrison Street, Princeton, N.J.	08543-5297
(Address of principal executive office)	(Zip Code)

Registrant’s telephone Number, including area code: (609) 683-5900

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒

As of March 11, 2004, all of the 10,000 outstanding membership interests in Armkel, LLC were held by affiliates.

Documents Incorporated by Reference:

None

CAUTIONARY NOTE ON FORWARD LOOKING INFORMATION

This Annual Report contains forward-looking statements relating to, among other things, short- and long-term financial objectives, sales and earnings growth, and cash flow. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risk, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events on consumer demand), raw material and energy prices, and the financial condition of major customers. With regard to the new product introductions referred to in this report, there is particular uncertainty relating to trade, competitive and consumer reactions. Other factors, which could materially affect the results, include the outcome of contingencies, including litigation, pending regulatory proceedings, environmental remediation and the divestiture of assets.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission.

PART I

ITEM 1.	BUSINESS.

General; Recent Developments

Armkel, LLC (the “Company”) is an equally owned joint venture formed by Church & Dwight Co., Inc. (“C&D”) and affiliates of Kelso & Company, L.P. (“Kelso”). On September 28, 2001, the Company acquired certain of the domestic consumer product assets of Carter-Wallace, primarily Trojan condoms, Nair depilatories, and First Response and Answer test kits, and the international subsidiaries of Carter-Wallace (the “Acquisition”). The remainder of Carter-Wallace, comprised of its healthcare and pharmaceuticals businesses, was merged with an unrelated third party after the completion of the Acquisition. Simultaneously with the consummation of the Acquisition, the Company sold the remainder of the consumer products businesses, Arrid antiperspirant in the U.S. and Canada and the Lambert-Kay line of pet care products, to C&D. The Company retained the Arrid antiperspirant business outside the U.S. and Canada.

C&D markets a broad range of products under various brand names including its well-recognized Arm & Hammer trademark, including personal care products such as antiperspirants, dentifrices and oral care gum and other products, such as baking soda, carpet deodorizer, air freshener and laundry detergent. C&D distributes its products through a broad distribution platform that includes mass merchandisers, food stores, drug stores, convenience stores and other channels. C&D’s senior management team has extensive experience in the branded consumer products industry with average experience of more than 20 years. C&D was founded in 1846 and its common stock is publicly traded under the symbol “CHD” and has been publicly traded for over thirty years. Kelso & Company, or Kelso, is a private investment firm founded in 1971 that specializes in acquisition transactions. Since 1980, Kelso has acquired more than 70 companies requiring total capital at closing of more than $18 billion.

In February 2003, the Company sold its Italian subsidiary, S.p.A. Italiana Laboratori Bouty, including its two subsidiaries, to a group comprised of local management and private equity investors for a price of $22.6 million. The net proceeds from the sale were used to prepay a portion of the Company’s syndicated financing loans. The Company will retain ownership of certain Italian pregnancy kit and oral care product lines with annual sales of approximately $3 million. The remainder of the Italian subsidiary’s business disposed of in the sale included a high percentage of distributor sales as well as hospital diagnostic and other products not related to the Company’s core business.

The Company is a leading marketer and manufacturer of well-recognized branded personal care consumer products. The Company’s Trojan brand occupies the number one position in the domestic condom market. The Company’s Nair brand occupies the number two position in the domestic depilatories and waxes market and the Company’s First Response brand occupies the number two position in the domestic home pregnancy and ovulation test kits market. The Company also markets value priced home pregnancy and ovulation test kits under the Answer brand name.

Similarly, the Company enjoys leading market positions in certain of its international markets. In Canada, for example, the Company’s Trojan brand is the market leader. In addition, the Company’s depilatory and wax products, marketed under the Nair and Taky brand names, have either a number one or number two market position in many of its key international markets. The Company believes its leading market positions and its well-recognized brand names are significant competitive advantages, as they typically enable it to maintain superior shelf space allocations within its retail customers’ facilities.

The Company markets its products through a well-established, diversified marketing platform that serves mass merchandisers, food stores, drug stores, convenience stores and other channels. For the period ended December 31, 2003, approximately 50% of the Company’s net sales were generated in the United States and the majority of the remainder were generated in Europe, Mexico and Canada. The Company’s products include condoms (latex, natural skin and polyurethane contraceptives), depilatories and waxes (lotion, cream and wax hair removal treatments), home pregnancy and ovulation test kits, over-the-counter (OTC) products (topical analgesics, antinauseants, nasal decongestants and vitamin supplements), oral care products (cosmetic tooth polishes and denture adhesives) skin care products (moisturizers, anti-cellulite cream and skin cleansers), and other products.

Description of Business Segments

The Company conducts its business through its domestic consumer products division and its international consumer products division.

Neither of these segments is seasonal with the exception of the depilatories and waxes product group which performs better in the spring and summer months. Information concerning the net sales, operating income and identifiable assets of each of the segments is set forth in Note 20 to the consolidated financial statements included in Item 8 of this form 10-K.

Domestic Consumer Products. The following table sets forth the principal products of the Company’s domestic consumer products division and related data.

Categories	Key Brand Names	Category Position*
Condoms	Trojan, Naturalamb, Class Act	1
Depilatories and waxes	Nair	2
Home pregnancy test kits	First Response, Answer	2
Home ovulation test kits	First Response, Answer	2
Other consumer products	Pearl Drops, Carter’s Little Pills, Rigident	—

*	All brand rankings are based on IRI FDTKS, excluding Wal-Mart, for the 52 weeks ending December 21, 2003.

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

Condoms are recognized as highly reliable contraceptives as well as an effective means of reducing the risk of sexually transmitted diseases (STDs). The Trojan condom brand has been in use for more than 80 years. In 2003, the brand continued its share leadership in the United States behind the success of such products as Extended Pleasure and Her Pleasure, the introduction of Twisted Pleasure, the continuation of the Trojan Man advertising campaign, and its on-going comprehensive educational programs. In 2004, Armkel added two new products to the Trojan condom line, Shared Pleasure and Magnum with Warm Sensations, a unique lubricant system which warms the skin on contact for enhanced pleasure.

Depilatories and Waxes. The Company’s Nair depilatories and waxes products currently hold the number two market position. The Company believes that, as a result of its dedicated advertising and promotional programs, distinct packaging and several successful line extensions, Nair is positioned as a leader in lotion and cream depilatories. The Company’s success with female hair removal products has prompted it to broaden its product line and introduce hair removal products for men which are performing well in the marketplace. In 2003, the Company introduced Cucumber Melon lotion and Peach Melon wax. In 2004, the Company will launch its line of “No Touch” depilatory products including Nair mousse, a product designed for direct application and improved ease of use.

In 2003, the Company began shipping Lineance European Body Essentials, a line of upscale hair removal and skin care treatments. As a result of insufficient consumer demand for the products, the Company has decided to discontinue this product line in the United States in order to focus and consolidate efforts behind Nair.

Home Pregnancy and Ovulation Test Kits. First Response and Answer brand home pregnancy and ovulation test kits combined to give the Company the number two market position in each category.

The First Response home pregnancy test kit is a premium priced, branded product. In a sector with intensive advertising and promotion-based competition, First Response is well-positioned as a trusted, well-recognized brand name with high brand awareness. The Company’s Answer brand home pregnancy test kit is a value-priced product that competes with other valued-priced brands including private label products, but generally at a slightly higher price point.

The First Response 1-Step Ovulation Kit is a premium priced, branded product. The Company has introduced technology that enables the user to monitor the test while in progress. First Response appeals to customers that favor premium brand products.

Other Consumer Products. The Company’s other domestic consumer products operate in mature markets. The Company’s brands include Pearl Drops tooth-whitening products, Carter’s Little Pills, a stimulant laxative, and Rigident denture adhesive.

International Consumer Products. The Company markets a diverse portfolio of consumer products in a broad range of international markets. The Company’s international consumer products primarily include condoms, home pregnancy and ovulation test kits, antiperspirants, skin care products, oral hygiene products and other consumer products, as well as OTC pharmaceuticals and professional diagnostic tests. The Company’s primary international markets are France, the United Kingdom “(U.K.)”, Canada, Mexico, Australia and Spain, and it has operations in each of these countries. In addition, the Company exports some of its products from the U.K. to European countries such as Germany, Belgium, Holland, Poland, Switzerland, Ireland and Greece, as well as to the Middle East. The Company’s operations in each of its primary international markets operate as independent, stand alone companies, with separate management, marketing efforts and product sourcing.

The Company believes that approximately 34% of its international net sales are attributable to brands which hold the number one or two position in their respective local markets. France accounts for 33% of the Company’s total international sales. With the exception of France, none of the countries in which the Company operates accounts for more than 23% of its total international net sales, and no brand accounts for more than 12% of its total international net sales. Certain of the Company’s international product lines are similar to its domestic product lines. For example, the Company markets depilatories and waxes, home pregnancy and ovulation test kits and oral care products in most of its international markets, as well as condoms in Canada, Mexico and the U.K.

In 2002, the Company’s Canadian subsidiary, Carter-Horner Corp., and C&D’s Canadian subsidiary, Church & Dwight Ltd./Ltee. began to provide certain services and employees to each other for the purposes of efficiently allocating management, administrative, operations and sales functions among the entities.

The following table sets forth the principal product categories of the Company’s international consumer products division.

Categories	Key Brand Names	Countries Served
Condoms	Trojan	Canada, Mexico, U.K.
Home pregnancy and ovulation test kits	First Response, Answer, Confidelle, Discover, Gravix	Australia, Canada, Italy, Mexico, U.K.
Depilatories and waxes	Nair, Taky	Australia, Canada, France, Mexico, Middle East, Spain, U.K.
Face and skin care	Barbara Gould, Lineance, Eudermin, Anne French, Bi-Solution	France, Spain, U.K.
Oral care	Pearl Drops, Email Diamant, Perlweiss, Nacar Blanco, Ultrafresh	Australia, Canada, France, Germany, Italy, Mexico, U.K.
OTC products	Sterimar, Gravol, Dencorub, Rub A-535, Atasol, Ovol, Diovol	Australia, Canada, France, Mexico
Antiperspirants	Arrid	U.K.
Baby care	Poupina, Curash	Australia, France
Professional diagnostics	—	France
Other consumer products	Femfresh, Cossack	Australia, Canada, Mexico, U.K., France, Spain

Condoms. The Company markets condoms under the Trojan brand name in Canada, Mexico and, recently in limited distribution, in the United Kingdom. In Canada, the Company’s Trojan brand has a leading market share. The Company markets its condoms through distribution channels similar to those of its domestic condom business. These channels include pharmacies, drug stores and mass merchandisers.

Home Pregnancy and Ovulation Test Kits. The Company’s international home pregnancy and ovulation test kits consist of the First Response, Answer, Confidelle, Discover and Gravix brands. The Company sells these products in the United Kingdom, Canada, Italy, Mexico and Australia. Additionally, the Company licenses a third party to market its test kits in Germany.

Depilatories and Waxes. The Company’s international depilatories are sold under the Nair brand name and are sold in Canada, Mexico, the United Kingdom, France, Australia and Spain (marketed under the Taky brand name), as well as distributed in the Middle East and other parts of Europe.

Face and Skin Care. The Company’s face and skin care products are marketed under the Barbara Gould, Lineance, Anne French and Eudermin brand names. Barbara Gould is a range of facial and beauty skin care products that serves the French mass market. Anne French offers a traditional range of facial cleansing products that are marketed in England and

Ireland. Lineance is an established leader in the mass market slimming, anti-cellulite category in France. Eudermin is a leading hand cream marketed in Spain.

Oral Care. The Company’s principal international oral care products are sold in Australia, Canada, France, Germany, Italy, Mexico and the United Kingdom and include: cosmetic whitening tooth polishes marketed under the Pearl Drops, Perlweiss, Nacar Blanco and Email Diamant brand names; and mouthwash and breath freshening products marketed under the Ultrafresh brand name. Pearl Drops, the Company’s leading cosmetic whitening tooth polish brand, sells at a premium price over regular toothpaste.

OTC Products. The Company’s principal OTC products are: Sterimar sea water nasal decongestant and cleansing spray, which is sold in France, Mexico and many export markets throughout the world; Gravol anti-nauseant, Atasol acetaminophen analgesic, Ovol antiflatulent and Diovol antacid, all of which are sold primarily in Canada; topical analgesics sold under Rub A-535 brand name in Canada and Dencorub brand name in Australia.

Antiperspirants. The Company’s principal antiperspirant brand is Arrid, which it manufactures and sells primarily in the United Kingdom. Arrid is manufactured and sold in United States and Canada by C&D.

Baby Care. The Company’s main baby care brands are Curash, a line of diaper rash powder, cream and wipes products sold in Australia and Poupina, a line of skin care and toiletry products sold in France.

Professional Diagnostics. The Company sells professional diagnostic tests primarily for the detection of infectious diseases in France. These comprise enzyme immuno-assay tests, which are primarily sold by the Company’s sales force to hospitals, clinics and government laboratories.

Other Consumer Products. The Company’s other international brands include the Femfresh line of feminine hygiene products sold in the United Kingdom, France and Australia and the Cossack line of men’s grooming products sold in the United Kingdom. In addition, the Company has distribution agreements with third parties to sell their products through its sales force.

Distribution

Under a management services agreement with C&D (described elsewhere in this document), the Company sells its domestic consumer products through C&D’s direct sales force. The Company also uses the independent broker currently utilized by C&D to supplement the direct sales force. C&D’s sales force makes presentations for the Company’s products at the headquarters or home offices of the Company’s customers, where applicable, as well as to individual retail outlets.

The international division sells its products through classes of trade substantially similar to the domestic division in each of the countries in which the Company operates, with some exceptions. For example, in many European countries, the pharmacy channel (high end drug stores), which is not significant to the Company’s business in the United States, is important to the distribution of certain consumer products. The Company believes its international consumer products are adequately represented by class of trade in each of the countries in which it competes.

The Company, through C&D, uses a combination of third-party distribution centers and a leased facility to ship its products in the United States. These distribution centers are located strategically to maximize the Company’s ability to service its customers.

The Company’s international distribution network is based on subsidiary capacities and cost considerations. In Canada, Mexico, Spain and Australia, finished goods are warehoused internally and shipped directly to customers through independent freight carriers. In the United Kingdom, all product distribution is subcontracted to a professional distribution company. In France, distribution of consumer products to mass markets is handled internally while distribution of OTC products to pharmacies and professional diagnostics to laboratories is handled by outside agencies.

In 2002, the Company took over distribution of the Arm & Hammer toothpaste product line in the United Kingdom and began distribution in Mexico for C&D.

Competition

For information regarding competition, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Raw Materials

The Company’s major raw materials are chemicals, plastics, latex and packaging materials.

These materials are generally available from several sources and the Company has had no significant supply problems to date. The Company generally has two or more approved suppliers for production materials. Although there are multiple providers of its raw materials, in certain instances the Company chooses to sole source certain raw materials in order to gain favorable pricing.

Trademarks, Patents and Licenses

The Company markets its products under a number of trademarks and trade names, including Trojan, Nair, First Response and Answer. The Company has registered these trademarks (identified throughout this annual report in italicized letters), or has applications pending, in the United States and in certain of the countries in which the Company sells these product lines. United States trademark registrations are for a term of 10 years, renewable every 10 years so long as the trademarks are used in the regular course of trade. The Company considers the protection of its trademarks to be important to its business. The Company maintains a portfolio of trademarks representing substantial goodwill in the businesses using the trademarks.

The Company owns or has licenses for a number of United States and foreign patents and patent applications covering certain of its products, and has an ongoing program of obtaining additional patents to protect new product developments. The Company believes that certain of these patents may provide competitive insulation and advantage. The Company does not believe that the expiration of or any other change in any of these patents or patent applications will materially affect its business. Although the Company actively develops and maintains a number of patents, no single patent is considered significant to the business as a whole.

Customers and Order Backlog

A group of five customers accounted for approximately 26% of consolidated net sales in 2003, including a single customer, Wal-Mart, who accounted for 12%. This group accounted for 27% of consolidated net sales in 2002 and 2001. The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.

New Product Development

The Company conducts the majority of its research and development (“R&D”) activities at its facility in Cranbury, New Jersey and at C&D’s facility in Princeton, NJ. C&D provides supplementary R&D services on an as needed basis. Internationally, the Company operates small satellite R&D facilities in the United Kingdom, France, Spain and Canada. The Company’s expenditures on R&D were approximately $10.4 million in the year ended December 31, 2003, $8.4 million for the twelve months ended December 31, 2002 and $1.8 million for the period from August 28, 2001 to December 31, 2001.

The primary focus of the Company’s new product development group is to design and develop new and improved products that address consumer needs. In addition, this group provides technology support to both in-house and contract manufacturing and safety and regulatory support to all of the Company’s businesses. The Company devotes significant resources and attention to product innovation and consumer research to develop differentiated products with new and distinctive features which provide increased convenience and value to its consumers. The Company’s new product development broadens its product line by creating new product line extensions and new formulations that appeal to various consumer needs.

Quality Control

The Company places a high degree of importance on quality and product testing through its quality control department, with quality control employees in each of its manufacturing locations. Through its quality control efforts, the Company maintains rigorous standards over all of its products. In addition, the Company also tests the ingredients and packaging that comprise its product offerings. Several of the Company’s products are registered with the Food and Drug Administration (“FDA”) including condoms, home pregnancy and ovulation test kits, depilatories, oral care products and OTC product offerings. As a result, the Company is required to meet exacting standards of quality. An example of the Company’s commitment to quality control is the 100% product testing policy with respect to its condoms. Each condom is quality tested by trained and qualified employees before it is released for sale. As a result, the Company has never had to recall any of its condoms as a result of design or production flaws.

Governmental Regulation

Some of the Company’s products are subject to regulation under the Food, Drug and Cosmetic Act, which is administered by the FDA and the Fair Packaging and Labeling Act. The Company is also subject to regulation by the FTC in connection with the content of its labeling, advertising, promotion, trade practices and other matters. The Company is subject to regulation by the FDA in connection with its manufacture, labeling and sale of its condoms, home pregnancy and ovulation test kits, depilatories and certain OTC products. The Company’s relationships with certain unionized employees may be overseen by the National Labor Relations Board.

In addition, the Company’s international operations, including the production of OTC drug products, are subject to regulation in each of the foreign jurisdictions in which the Company manufactures or markets such goods.

Environmental Matters

The Company’s operations involve the use, storage and disposal of chemicals and other hazardous materials and wastes. The Company is subject to applicable federal, state, local and foreign environmental laws relating to the protection of the environment, including those governing discharges to the environment, the proper management of hazardous materials and wastes and the cleanup of contaminated sites. Some of the Company’s operations, particularly its manufacturing sites, require environmental permits and controls to prevent and reduce air, land and water pollution. These permits are subject to modification, renewal and revocation by issuing authorities.

The Company believes that its operations are currently in material compliance with applicable environmental laws, regulations and permits. While the Company does not believe that ongoing environmental operating and capital expenditures will be material, the Company could incur significant additional operating and capital expenditures in order to comply with current or future environmental laws, such as the installation of pollution control equipment at its manufacturing sites.

In addition, some environmental laws can impose liability for the cleanup of a contaminated site or for third-party claims for property damage and personal injury, regardless of whether the current owner or operator owned or operated the site at the time of the release of contaminants or the legality of the original disposal activity. With certain limited exceptions, the Company has agreed to assume environmental-related liabilities that may arise from the pre-Acquisition operation of the consumer products business and assets transferred as part of the Carter-Wallace acquisition. Many of the Company’s sites have a history of industrial operations. Some of the Company’s sites have contaminants from current and historical operations. For example, contamination has been discovered, and remediation has begun, at the Company’s Cranbury, New Jersey site. Based on the Company’s preliminary assessments, the cost of remediating such contamination is expected to be approximately $1.8 million, of which $1.5 million is remaining in the Company’s reorganization reserves at December 31, 2003. While the Company is not aware of any other material cleanup obligations or related third-party claims, the detection of additional contaminants or the imposition of additional cleanup obligations at its sites or any other properties could result in significant costs.

Geographic Areas

Approximately 50% and 55% of net sales for the years ended December 31, 2003 and 2002, respectively and 49% for the period August 28, 2001 (inception) to December 31, 2001, were to customers in the United States, and approximately 82% of long-lived assets at December 31, 2003 and 2002 were located in the U.S.

Employees and Labor Relations

The Company’s worldwide work force consisted of approximately 1500 employees as of December 31, 2003, of whom approximately 850 were located outside the United States and approximately 650 worked in its domestic facilities.

The hourly employees at the Company’s Cranbury, New Jersey facility are represented by Paper, Allied-Industrial Chemical and Energy Workers union. In 2002, the Company shut down the Dayton facility and had substantially shut down the Cranbury facility leaving only one hourly employee to maintain the facility until its disposition. The union agreement expires on April 30, 2004. Internationally, the Company employs union representatives in France, Spain and Mexico. The Company believes that its labor relations are satisfactory.

Classes of Similar Products

Information concerning similar products marketed by the Company is set forth in Note 20 to the consolidated financial statements included in Item 8 of this Form 10-K.

Certain Risks and Uncertainties Related to the Company’s Business

The following risks and uncertainties, as well as others described in this Annual Report on Form 10-K could materially adversely affect the Company’s business results of operations and financial condition:

•	The Company has recently developed and commenced sales of a number of new products which, if they do not gain widespread customer acceptance or if they cause sales of the Company’s existing products to decline, could harm the financial performance of the Company.

The Company has introduced a number of new consumer products such as Trojan Shared Pleasure, Trojan Magnum with Warm Sensations and Nair Mousse. The development and introduction of new products involves substantial research, development and marketing expenditures, which the Company may be unable to recoup if the new products do not gain widespread market acceptance. In addition, if the new products merely cause sales of existing products to decline, the Company’s financial performance could be harmed.

In addition new products carry a greater risk of supply chain interruption if product sales are significantly greater or less than expectations. Although the Company has taken steps to ensure that demand planning is done properly, interruptions in supply may occur and could affect the Company’s financial condition and operating results.

•	The Company may discontinue products or product lines, which could result in returns, asset write-offs and shut down costs. The Company may also engage in product recalls, which would reduce its cash flow and earnings.

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

•	The Company faces intense competition in a mature industry that may require it to increase expenditures and accept lower profit margins to preserve or maintain its market share. Unless the markets in which the Company competes grow substantially, a loss of market share will result in reduced sales levels and declining operating results.

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

The Company’s unit sales growth will depend on increasing usage by consumers, product innovation and capturing market share from competitors. The Company may not be able to succeed in implementing its strategies to increase revenues. To protect the Company’s existing market share or to capture increased market share, the Company may need to increase expenditures for promotions and advertising and introduce and establish new products. Increased expenditures may not prove successful in maintaining or enhancing the Company’s market share and could result in lower sales and profits.

The Company competes with SSL International and Ansell in the condom business, Pfizer and Inverness Medical Innovations in the pregnancy test kits business, Del Labs, Aussie Nads and Reckitt Benckiser in the depilatories and wax business and L’Oreal, Beiersdorf and Unilever in the skin care business. Many of the Company’s competitors are substantially larger companies with greater financial resources than the Company. These competitors have the capacity to outspend the Company in an attempt to take market share from the Company.

•	Providing price concessions or trade terms that are acceptable to the Company’s trade customers, or the failure to do so, could adversely affect the Company’s sales and profitability.

From time to time, the Company may need to reduce the prices for some of its products to respond to competitive and customer pressures and to maintain market share. Any reduction in prices to respond to these pressures would harm profit margins. In addition, if the Company’s sales volumes fail to grow sufficiently to offset any reduction in margins, its results of operations would suffer.

Because of the competitive environment facing retailers, many of the Company’s trade customers, particularly its high-volume retail store customers, have increasingly sought to obtain pricing concessions or better trade terms. These concessions or terms could reduce the Company’s margins. Further, if the Company is unable to maintain price or trade terms that are acceptable to its trade customers, they could reduce product purchases from the Company and increase product purchases from the Company’s competitors, which would harm the Company’s sales and profitability.

•	Reductions in inventory by the Company’s trade customers, including as a result of consolidations in the retail industry, or a shift in the importance of certain channels of trade could adversely affect its sales.

From time to time the Company’s retail customers have reduced inventory levels in managing their working capital requirements. Any reduction in inventory levels by the Company’s retail customers would harm its operating results for the financial periods affected by the reductions. In particular, continued consolidation within the retail industry could potentially reduce inventory levels maintained by the Company’s retail customers, which could adversely impact its results of operations for the financial periods affected by the reductions.

•	Price increases in certain raw materials or energy costs could erode our profit margins, which could harm our operating results.

Increases in the prices of certain raw materials, such as chemicals, plastics, latex and packaging materials, or increases in energy costs could significantly impact our profit margins. If price increases were to occur we may not be able to increase the prices of our products to offset these increases. This could harm the Company’s financial condition and results of operations.

•	Loss of any of the Company’s principal customers could significantly decrease its sales and profitability.

A group of five customers accounted for approximately 26% of consolidated net sales in 2003, including a single customer, Wal-Mart, who accounted for 12%. This group accounted for 27% of consolidated net sales in 2002 and 2001.

The loss or substantial decrease in the volume of purchases by Wal-Mart or any of the Company’s other top customers would harm the Company’s sales and profitability.

•	The Company’s condom product line could suffer if the spermicide N-9 is proven or perceived to be harmful.

The Company’s distribution of condoms under the Trojan, and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of the Company’s condoms contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. The

Company expects the FDA to issue non-binding draft guidance concerning the labeling of condoms with N-9, although the timing of such draft guidance is uncertain. The Company believes that condoms with N-9 provide an acceptable added means of contraceptive protection and it is cooperating with the FDA concerning the appropriate labeling revisions, if any. However, the Company cannot predict the outcome of the FDA review. While labeling guidance from the FDA is pending, the Company has implemented an interim label statement change cautioning against rectal use and multiple daily acts of vaginal intercourse. The Company also disseminates this cautionary statement on its product web site and in other consumer product vehicles.

In March 2003, two members of the California Assembly introduced a non-binding resolution calling on FDA to ban condoms containing N-9. The proposed resolution was not brought to a vote since legally California could not ban an FDA approved medical device from marketing. Instead, the proposed resolution was announced at a public press release and retailers were asked voluntarily not to stock any condom containing N-9. The Company had previously supplied the Assemblymen and the Assembly Speaker with information explaining why a ban would be inappropriate and outlining the interim labeling revisions and public information efforts the Company has implemented. While the resolution cannot be voted upon and passed and cannot be legally binding, making it public (as was done here) may add to activist pressure on retailers to cease carrying condoms with N-9 and could impair public perception of the product with resultant impairment of operating results of the Company.

If the FDA or state governments take action that prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the Company could incur further costs from obsolete products, packaging or raw materials and sales of condoms could decline, which, in turn, could affect the operating results of the Company.

ITEM 2.	PROPERTIES.

The Company’s headquarters are located in C&D’s global headquarters at 469 North Harrison Street, Princeton, New Jersey. The following are the Company’s principal facilities as of March 11, 2003:

Location	Products Manufactured	Area (Sq. Feet)
OWNED:
Manufacturing Facilities and Offices:
Cranbury, New Jersey(1)	—	734,000
Colonial Heights, Virginia	Condoms	220,000
Montreal, Canada	Personal care products	157,000
Folkestone, England	Personal care products	78,000
Mexico City, Mexico	Pharmaceutical products	37,600
New Plymouth, New Zealand	Condom processing	31,000
Warehouse and Offices Toronto, Canada (2)	—	52,000
LEASED:
Manufacturing Facilities and Offices:
Barcelona, Spain(4)	Personal care products	58,400
Folkestone, England	Personal care products	21,500
Norwood, Pennsylvania	Condom processing	10,000
Warehouses and Offices:
Toronto, Canada (3)	—	80,000
Folkestone, England	—	65,000
Revel, France	—	35,500
Mexico City, Mexico	—	27,500
Sydney, Australia	—	24,900
Atlanta, Georgia	—	23,071
Levallois, France*	—	22,500

1.	The Cranbury production facility was closed during 2002 and the Company has entered into an agreement to sell the facility. The closing shall take place effective upon the completion of certain terms in the purchase agreement which is expected by the end of 2004. The Company continues to operate a 36,000 square feet research facility located on the site.
2.	Shared facility with C&D. The Company occupies approximately 60% of the available space.
3.	Shared facility with C&D. The Company occupies approximately 35% of the available space.
4.	The Company intends to relocate its manufacturing facility to a leased facility also in Barcelona, Spain. The new facility is approximately 83,000 square feet. The lease for the present facility may be terminated at any time with six months prior notice to the landlord.
*	Offices only

The Company believes that its operating and administrative facilities are adequate and suitable for the conduct of its business. The Company also believes that its production facilities are suitable for current manufacturing requirements. In addition, the facilities possess a capacity sufficient to accommodate the Company’s estimated increases in production requirements over the next several years, based on its current product line.

ITEM 3.	LEGAL PROCEEDINGS.

On January 17, 2002, a petition for appraisal, Cede & Co., Inc. and GAMCO Investors, Inc. v. Medpointe Healthcare Inc., Civil Action No. 19354, was filed in the Court of Chancery of the State of Delaware demanding a determination of the fair value of shares of Medpointe. The action was brought by purported former shareholders of Carter-Wallace in connection with the merger on September 28, 2001 of MCC Acquisition Sub Corporation with and into Carter-Wallace. The merged entity subsequently changed its name to Medpointe. The petitioners seek an appraisal of the fair value of their shares in accordance with Section 262 of the Delaware General Corporation Law. The matter was heard on March 10 and 11, 2003, at which time the petitioners purportedly held approximately 2.3 million shares of Medpointe. An additional post-trial hearing was held on January 20, 2004 to address the valuation of the Company. No decision has yet been rendered by the court.

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

The Company, Medpointe and the indemnifying shareholders believe that the consideration offered in the merger was fair to the former Carter-Wallace shareholders and have vigorously defended the petitioner’s claim. However, the Company cannot predict the outcome of the proceedings.

On March 27, 2003, GAMCO Investors, Inc. filed another complaint in the New York Supreme Court seeking damages from MedPointe Healthcare Inc., the former directors of Carter-Wallace, and one of the former shareholders of Carter-Wallace. The complaint alleges breaches of fiduciary duty in connection with certain employment agreements with former Carter-Wallace executives, the sale of Carter Wallace’s consumer products business to the Company (some of the products acquired by the Company were subsequently sold by the Company to C&D) and the merger of MCC Acquisition Sub Corporation with and into Carter-Wallace. The complaint seeks monetary damages and equitable relief, including among other things, invalidation of the transactions. The defendants have moved to dismiss the complaint. The Company has not been named as a defendant in this action and believes it has no liability.

The Company’s distribution of condoms under the Trojan and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of the Company’s condoms and similar condoms sold by the Company’s major competitors, contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. The Company expects the FDA to issue non-binding draft guidance concerning the labeling of condoms with N-9, although the timing of such draft guidance is uncertain. The Company believes that condoms with N-9 provide an acceptable added means of contraceptive protection and is cooperating with the FDA concerning the appropriate labeling revisions, if any. However, the Company cannot predict the outcome of the FDA review. While awaiting further FDA guidance, the Company has implemented interim labeling revisions that caution against rectal use and more-than-once-a-day vaginal use of N-9-containing condoms, and has launched a public information campaign to communicate these messages to the affected communities. If the FDA or state governments promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the financial condition and operating results of the Company could suffer.

In March 2003, two members of the California Assembly introduced a non-binding resolution calling on FDA to ban condoms containing N-9. The proposed resolution was not brought to a vote since legally California could not ban an FDA approved medical device from marketing. Instead, the proposed resolution was announced at a public press release and retailers were asked voluntarily not to stock any condom containing N-9. The Company had previously supplied the Assemblymen and the Assembly Speaker with information explaining why a ban would be inappropriate and outlining the interim labeling revisions and public information efforts the Company has implemented. While the resolution cannot be voted upon and passed and cannot be legally binding, making it public (as was done here) could impair public perception of the product with resultant impairment of operating results of the Company.

On August 26, 2002, the Company filed suit against Pfizer in the District Court of New Jersey to redress infringement of two Company patents directed to pregnancy diagnostic devices. The suit claimed that Pfizer’s “ept” product infringed these patents. On June 23, 2003, the Company agreed to a settlement with Pfizer resulting in a gain after attorney’s fees and costs of $12.7 million. As part of the settlement the Company granted Pfizer a fully paid-up non-exclusive worldwide license to practice and use the Company’s pregnancy diagnostic devices’ patents until July 1, 2004.

The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position or results of operation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

At March 11, 2004, the Company had 10,000 membership interests outstanding and held by C&D (5,000 interests) and Kelso (5,000 interests). There is no established trading market for the membership interests of the Company. During 2003, the Company did not declare any dividends.

The Company believes that the foregoing issuances of equity securities to C&D and Kelso did not involve a public offering or sale of securities and were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act. No underwriters, brokers or finders were involved in these transactions.

ITEM 6.	SELECTED FINANCIAL DATA.

ARMKEL, LLC AND SUBSIDIARIES

FIVE-YEAR FINANCIAL REVIEW (2)

(in millions)

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from August 28, 2001 to December 31,	Period from April 1, 2001 to September 28,	Year Ended March 31,
	2003	2002	2001(1)	2001	2001	2000
OPERATING RESULTS
Net sales	$410.7	$383.8	$77.6	$197.7	$344.5	$320.2
Income (loss) before taxes from continuing operations	57.2	35.4	(15.4)	53.8	84.3	64.0
Net income (loss)	50.2	31.2	(15.6)	33.4	49.9	40.5
Total assets	775.3	808.5	811.7	379.3	371.2	369.5
Total debt	367.5	440.2	443.4	23.1	24.3	26.8

(1)	The period from August 28, 2001 to September 28, 2001 is inclusive of only net interest expense of $1.6 million.
(2)	All periods have been adjusted for the effect of discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Armkel, LLC (the “Company”) is an equally owned joint venture formed by Church & Dwight Co., Inc. (“C&D”) and affiliates of Kelso & Company, L.P. (“Kelso”). On September 28, 2001, the Company acquired certain of the domestic consumer product assets of Carter-Wallace (the “Acquisition”), primarily Trojan condoms, Nair depilatories, and First Response and Answer pregnancy and ovulation test kits, and the international subsidiaries of Carter-Wallace. Initial financing was obtained on August 28, 2001, however operations did not commence until the Acquisition was consummated on September 28, 2001. The remainder of Carter-Wallace, comprised of its healthcare and pharmaceuticals businesses, was merged with MedPointe, Inc. (“MedPointe”) after the completion of the Acquisition. Simultaneously with the consummation of the Acquisition, the Company sold the remainder of the consumer products businesses, Arrid antiperspirant in the U.S. and Canada and the Lambert-Kay line of pet care products, to C&D (the “Disposed Businesses”).

The Company is a leading marketer and manufacturer of well recognized branded personal care products. It recognizes revenues and profits from selling its products to consumers through supermarkets, drug stores and mass merchandisers. In 2003, the Company generated 50% of its revenue in the United States and 50% in International markets primarily in France, the U.K., Canada and Mexico. The Company generated 46% of its revenue behind family planning product lines, including condoms and pregnancy and ovulation kits, and 22% behind depilatories, waxes, face and skincare. In 2003, the Company faced heightened competitive activity in the domestic pregnancy kit and depilatories market. In addition, the poor weather in the United States depressed the seasonal depilatory category.

The Company’s primary financial objectives and key performance indicator is to achieve average revenue growth of around 3-5% excluding extraordinary items such as the revenue recognition adjustment. The Company expects to achieve this objective through a combination of sales from newly created and existing products referred to as organic growth.

With regard to the sales objective, the Company plans to concentrate on line extensions in all of our key categories including the introduction of Trojan Shared Pleasure and Nair “No Touch” line extensions. While difficult to predict, the Company currently expects sales growth to be within the target range for the year. As to margins, the Company’s objective is to improve its gross margin. The Company expects to achieve this by increased automation and by improved costs at our newly leased facility in Barcelona, Spain. The Company also expects to continue to significantly reduce net debt.

Operationally, the Company’s key performance indicator is Adjusted EBITDA, as defined in the syndicated bank credit and bond agreements. The Liquidity and Capital Resources section below discusses Adjusted EBITDA and its relation to the Company’s borrowing agreements. These agreements are material to the Company and information about the covenants is required for our investors’ understanding of the Company’s liquidity and financial condition. Additionally, the Company notes that its SEC filings are to meet its requirements under its bond agreement for the benefit of it bondholders. The Company has met its covenant ratios each quarter and expects to continue to do so. Operating cash flows are expected to be sufficient to meet the anticipated cash requirements for the coming year, including continued prepayments to the Company’s syndicated bank credit facility.

2003 Events

The results of operations for the period from January 1, 2003 to December 31, 2003 are affected by acquisition related expenses amounting to $4.8 million primarily for the cost to carry the Cranbury facility and for medical and pension payments for transitional employees, a $3.1 million impairment of the Cranbury facility and $12.7 million of income from a patent infringement legal settlement. The prior year results are affected by $9.0 million in transition expenses and an $8.1 million inventory step-up charge.

In December 2002, the Company entered into an agreement to sell its Italian subsidiary to a group, comprising local management and private equity investors. The sale closed in February 2003 for a purchase price of $22.6 million including the repayment of $12.8 million of intercompany debt. The Company retained ownership of certain Italian pregnancy kit and oral care product lines with annual sales of approximately $3.0 million. The remainder of the Italian subsidiary’s business included a high percentage of distributor sales as well as hospital diagnostic and other products not related to the Company’s core business. The Company reported a $1.9 million gain on the sale and $0.3 million income (net of tax) from discontinued operations in the first quarter of 2003. The financial statements have been reclassified to reflect the Italian business as a discontinued operation in 2003 and prior financial statements.

Competitive Environment

The Company operates in competitive consumer product markets in which performance, quality and innovation are critical to success. It holds leading market positions and possesses well recognized and respected brand names. The Company competes on the basis of name recognition, advertising, quality of products, product differentiation, promotion and price. It is either the number one or two provider of condoms, depilatories and waxes, and home pregnancy and ovulation test kits in the United States. Internationally, the Company markets a diverse portfolio of consumer products in a broad range of markets, several of which are similar to its domestic business, such as condoms, depilatories and waxes, home pregnancy and ovulation test kits and oral care products. In addition, the Company competes in a variety of other international categories including antiperspirants, skin care products and other consumer products, as well as OTC pharmaceuticals.

The markets for the Company’s products are extremely competitive and are characterized by the frequent introduction of new products, often accompanied by advertising and promotional programs. The Company believes that the market for these consumer products will continue to be highly competitive and the level of competition may intensify in the future. The Company’s competitors consist of a large number of domestic and foreign companies, a number of which have significantly greater financial resources than it does.

The domestic condom market is highly concentrated in product offerings with a limited number of competitors. The market is divided between premium brands and price brands, with companies competing on the basis of quality, innovation and price. The major domestic producers are the Company, with its Trojan, Naturalamb and Class Act brands, SSL International with its Durex and Avanti brands, and Ansell with its Lifestyles brand. The Company is the market leader with an approximate 70% share. The Company is currently the leading advertiser in the U.S. condom category based on dollars spent. The Company also increased its promotional programs and has regularly developed new and innovative product line extensions including the very successful introduction of Her Pleasure in 2002 and Twisted Pleasure in 2003. In 2004, the Company added two new products to the Trojan condom line, Shared Pleasure and Magnum with Warm Sensation, a unique lubricant system which warms the skin on contact for advanced pleasure.

The domestic market for home pregnancy test kits is divided between premium and value brands. The Company markets its First Response pregnancy kits with a superior “use 5 days before a missed period” claim. The home pregnancy test kit industry is highly competitive and in 2003 the first digital pregnancy kit was introduced by Inverness. In 2004, Pfizer also introduced digital pregnancy kits. The major domestic pregnancy test kit producers are the Company, Pfizer and Inverness.

The domestic depilatories and waxes market is highly concentrated with a limited number of competitors. Products compete based on their functionality, innovation and price. The major domestic manufacturers are the Company with its Nair brand, Del Labs with its Sally Hansen brand, Reckitt Benckiser with its Veet brand, and Aussie Nads with its Nads wax product. The Company believes that, as a result of its dedicated advertising and promotional programs, distinct packaging and several successful line extensions, Nair is positioned to continue to be a leader in lotion and cream depilatories. The Company introduced an upscale depilatory line called Lineance in the first quarter of 2003. The Company has decided to focus resources in the depilatory category on Nair and is discontinuing the domestic Lineance depilatory line.

Internationally, the Company’s products compete in similar, competitive categories. Some of the Company’s U.S. branded products are also marketed in other countries, holding leading or number two market share positions. Examples include: Trojan in Canada, Mexico and the UK, and Nair, in Canada, Mexico, France, Australia, the U.K., and Spain, where the Company’s depilatory products are marketed under the Taky brand name. The Company also has a position in the cosmetic whitening dentifrice segment with its Pearl Drops brand in the U.K., Australia, Italy, and Germany, (under the PerlWeiss brand), as well as in France, (where the Company’s products are marketed as Email Diamant).

The Company markets home pregnancy test kits in many countries, under such brand names as First Response, Discover, Confidelle, and Answer. This category has been negatively affected in international markets by the introduction of many lower-priced and private label products but the Company has seen some growth for its business recently as it has rolled out the “use 3 days before a missed period” claim first used domestically.

In the skin care category the Company markets such brands as Lineance and Barbara Gould in France, the former for anti-cellulite and general body care and the latter for facial care. In Spain, the Company markets Eudermin hand care cream, in the mass market class of trade, where it has a number two position. Recently this line has been expanded to include body and foot care products.

In various countries the Company also markets OTC pharmaceutical products. These include Gravol and Ovol, the leading anti-nauseant and anti-gas brands in Canada, the Pangavit range of vitamin supplements in Mexico, Sterimar, a sea-water nasal hygiene product sold primarily in France, but also in about fifty other countries, including most recently Mexico.

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note 1 to its consolidated financial statements. Certain of the Company’s accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on the Company’s historical experience, its observance of trends in the industry, information provided by its customers and information available from other outside sources, as appropriate. The Company’s significant accounting policies include:

Revenue Recognition

In the fourth quarter of 2003, the Company began recognizing revenue when finished goods are delivered to its customers (“FOB Destination”). Previously, revenue was recognized upon shipment of the finished goods to the customer (“FOB Shipping”). The Company’s management has concluded that the effect of changing its revenue recognition from FOB Shipping to FOB Destination was not material to the current or prior periods’ consolidated financial statements. The adjustment to FOB Destination recorded in the fourth quarter of 2003 resulted in a reduction to net income of $1.9 million. The following table shows the net income (loss) of the Company as reported and the adjusted net income (loss) that would have been reported had the Company always recognized revenue when product was delivered to its customers:

(in millions)	2003	2002	Period from August 28, 2001 (Inception) to December 31, 2001
Net Income (Loss) – as reported	$50.24	$31.21	$(15.65)
Net Income (Loss) – adjusted as if FOB Destination	$52.13	$29.84	$(16.17)

Promotional and Sales Returns Reserves

The reserves for sales returns and consumer and trade promotion liabilities are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. We use historical trend experience and coupon redemption provider input in arriving at coupon reserve requirements, and we use forecasted appropriations, customer and sales organization inputs, and historical trend analysis in arriving at the reserves required for other promotional reserves and sales returns. While we believe that our promotional and sales returns reserves are adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future. If the Company’s estimates for other promotional reserves and sales returns were to differ by 10%, the impact to promotional spending and sales return accruals would be approximately $2.3 million.

Impairment of Goodwill, Tradenames and Other Intangible Assets and Property, Plant and Equipment

Carrying values of goodwill, tradenames, patents and other intangible assets are reviewed periodically for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company’s impairment review is based on a discounted cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, and the selection of an appropriate discount rate. Management uses estimates based on expected trends in making these assumptions. With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit. For trademarks and other intangible assets, an impairment charge is recorded for the difference between the carrying value and the net present value of estimated cash flows, which represents the estimated fair value of the asset. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, acts by governments and courts, may signal that an asset has become impaired. In accordance with SFAS No. 142, the Company completed the annual impairment test of the valuation of goodwill and intangibles as of April 1, 2003 and, based upon the results, there was no impairment.

Property, plant and equipment and other long-lived assets are reviewed periodically for possible impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. The analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. The Company conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment implications. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows.

The estimates and assumptions used are consistent with the business plans and estimates that the Company uses to manage its business operations. The use of different assumptions would increase or decrease the estimated value of future cash flows and would have increased or decreased any impairment charge taken. Future outcomes may also differ. If the Company’s products fail to achieve estimated volume and pricing targets, market conditions unfavorably change or other significant estimates are not realized, then the Company’s revenue and cost forecasts may not be achieved, and the Company may be required to recognize additional impairment charges.

Inventory Valuation

When appropriate, the Company provided allowances to adjust the carrying value of its inventory to the lower of cost or market (net realizable value), including any costs to sell or dispose. The Company identifies any slow moving, obsolete or excess inventory to determine whether a valuation allowance is indicated. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions. The estimates as to the future demand used in the valuation of inventory are dependent on the ongoing success of its products. In addition, the Company’s allowance for obsolescence may be impacted by the rationalization of the number of stock keeping units. To minimize this risk, the Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required. Reserves for inventory obsolescence were $3.5 million at December 31, 2003, and $0.7 million at December 31, 2002. The increase is primarily related to a reserve for the Domestic division’s Lineance products of $2.1 million, which were discontinued after product launch, additional net reserve increases for Nair component waste and discontinued teen kit line, and additional waste factor reserve requirements for Trojan specialty product lines, Supra and Naturalamb.

Valuation of Pension and Postretirement Benefit Costs

The Company’s pension and postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions provided by the Company to our actuaries, including the discount rate and expected long-term rate of return on plan assets. Material changes in the Company’s pension and postretirement benefit costs may occur in the future due to changes in these assumptions.

The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. Based on the expected duration of the benefit payments for our pension plans and postretirement plans we refer to applicable indices such as the Moody’s AA Corporate Bond Index to select a rate at which we believe the pension benefits could be effectively settled. Based on applicable published rates as of December 31, 2003, the Company used a discount rate ranging from 5.6% to 6.0% for its various, worldwide plans, compared to the discount rate range in 2002 of 5.7% to 6.75%.

The expected long-term rate of return on pension plan assets is selected by taking into account a historical long-term average, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans, and known economic and market conditions at the time of valuation. Based on these factors, the Company’s expected long-term rate of return as of December 31, 2003 for its various plan is 5.5% to 8.5%, compared to a range of 5.5% to 8.5% as of December 31, 2002.

On December 31, 2003 the accumulated benefit obligation related to the pension plans exceeded the fair value of the pension plan assets (such excess is referred to as an un-funded accumulated benefit obligation). This difference is attributed to (1) an increase in the accumulated benefit obligation that resulted from the decrease in the interest rate used to discount the projected benefit obligation to its present settlement amount from 6.75% to 6.00% in two of the Company’s plans and (2) a slight decline in the market value of the domestic plan assets at December 31, 2003. As a result, in accordance with SFAS No. 87, the Company recognized an additional minimum pension liability of $3.3 million included in benefit obligations, and recorded a charge, net of tax, to accumulated other comprehensive loss of $3.2 million which decreased members’ equity. The charge to members’ equity for the excess of additional pension liability represents a net loss not yet recognized as pension expense.

Results of Continuing Operations

2003 Compared to 2002

Year ended December 31, 2003 compared with the twelve months ended December 31, 2002

(amounts in millions)	2003	% of Net Sales	2002	% of Net Sales
Net sales	$410.7	100%	$383.8	100%
Cost of goods sold	182.3	44%	173.0	45%

Gross Profit	228.4	56%	210.8	55%
Marketing expenses	59.6	15%	53.1	14%
Selling, general & administrative expenses	79.6	19%	87.6	23%
Interest expense & other income	32.0	8%	34.7	9%

Income before taxes from continuing operations	$57.2	14%	$35.4	9%

Net Sales

Net sales for the year ended December 31, 2003 increased $26.9 million, or 7.0%, to $410.7 million from $383.8 million in the same period last year. This increase includes $19.1 million of favorable foreign exchange that was partially offset by the Company’s change in revenue recognition policy from FOB shipping point to FOB destination point, which reduced sales by approximately $3.4 million in 2003. Adjusting for foreign exchange and the change in revenue recognition policy sales were 2.9% above last year. This increase is discussed by business segment below.

Domestic net sales decreased $5.5 million, or 2.6%, to $203.7 million from $209.2 million for the year ended December 31, 2003. This decrease in Domestic net sales (net of intercompany eliminations) is primarily due to the lower sales for Nair depilatories, which was impacted by weather and competitive factors, and lower sales of pregnancy test kits.

International net sales increased $32.4 million, or 18.6%, to $207.0 million from $174.6 million. On a constant dollar basis, sales increased $13.3 million or 7.6% primarily due to higher dentifrice sales in the U.K. and Mexico, higher export sales from the U.K., the addition of the Selsun brand in Australia and stronger skincare and depilatory sales in France.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2003 increased $9.3 million or 5.4% to $182.3 million from $173.0 million in the same period last year. Cost of goods sold in 2002 included an $8.1 million charge relating to the remainder of the inventory step-up adjustments incurred at the Acquisition. Gross profit as a percentage of net sales improved to 55.6% in 2003 from 54.9% in 2002. The 0.7 percentage point improvement over 2002 results is primarily related to the step-up adjustment in 2002 partially offset by the change in revenue recognition policy and an increase in inventory reserves for slow moving and obsolete depilatory products.

Cost of goods sold for domestic products decreased $5.5 million or 6.5% to $79.6 million in 2003 from $85.1 million in 2002. Gross profit as a percentage of net sales improved to 60.9% in 2003 from 59.3% in 2002. The improvement is primarily related to the domestic inventory step-up adjustment of $7.9 million in 2002 partially offset by the domestic revenue recognition adjustment of $1.7 million and inventory reserves for slow moving and obsolete depilatory products.

Cost of goods sold for international products increased $14.9 million or 17.0% to $102.7 million in 2003 from $87.8 million in 2002. Gross profit as a percentage of net sales improved to 50.4% in 2003 from 49.7% in 2002. Gross profit as a percentage of net sales improved to 50.4% in 2003 from 49.7% in 2002. The increase is primarily related to favorable foreign exchange and product mix.

Marketing Expenses and Selling, General and Administrative Expenses

Marketing expenses in the year ended December 31, 2003 increased by $6.5 million, or 12.2%, to $59.6 million from $53.1 million in the same period last year. The increase in marketing expenses for the year ended December 31, 2003, consists of $5.3 million in the International division primarily behind advertising for Arm & Hammer Dental Care and Trojan in the UK, Lineance skin care and Nair depilatory in France and $1.2 million in the Domestic division primarily behind introductory marketing spending behind the launch of Lineance as a depilatory in the United States. As a result of these increases, marketing expenses were 15% of net sales in 2003 verses 14% in 2002.

Selling, general and administrative (“SG&A”) expenses in the year ended December 31, 2003 decreased $8.0 million, or 9.1%, to $79.6 million from $87.6 million in the same period last year. The decrease in expenses, for the year ended December 31, 2003, is due to a $12.7 million settlement of patent infringement litigation (net of legal expenses and costs) on pregnancy test kits, partially offset by a $3.1 million impairment charge for the facility for sale at Cranbury, NJ. Additionally, there is an increase in R&D spending to support current and future initiatives which was partially offset by lower transition costs. As a result of the net decrease of $8.0 million, SG&A expense was 19% of net sales in 2003 as compared to a more normalized 23% of net sales in 2002.

Interest Expense and Other Income

Interest expense for the year ended December 31, 2003 was $34.5 million compared to $36.6 million for the same period last year. This reduction in interest expense is related to the lower debt position from prior year and lower interest rates on the Company’s credit facility loans.

Interest income of $1.0 million for the year ended December 31, 2003 remains unchanged from last year.

Other income was $1.4 million for the year ended December 31, 2003 compared to $0.9 million last year and primarily relates to foreign exchange remeasurement on intercompany loans between the Company’s subsidiaries.

Period from August 28, 2001 (Inception) to December 31, 2001

The following section refers to the financial data for the period subsequent to the inception of Armkel, LLC to December 31, 2001. Prior to September 28, 2001, the Company did not have responsibility for the predecessor’s domestic consumer products business and international subsidiary data. The Company’s operations for this period commenced on September 29, 2001. The period from August 28, 2001 (inception) to September 28, 2001 only included net interest expense of approximately $1.6 million relating to the issuance of senior subordinated notes on August 28, 2001.

(amounts in millions)	Period from August 28, 2001 (Inception ) to December 31, 2001	% of Net Sales
Net sales	$77.6	100%
Cost of goods sold	50.5	65%

Gross profit	27.1	35%
Marketing expenses	8.0	10%
Selling, general and administrative expenses	23.3	30%
Interest Expense & Other Income	11.2	14%

Loss before taxes from continuing operations	$(15.4)	(20)%

Net Sales

Net sales were $77.6 million, including $37.8 million of domestic products and $39.8 million of international products. Domestic family planning sales, which includes condoms, home pregnancy test kits and ovulation test kits, were $32.1 million, sales of depilatories and waxes were $4.3 million, and oral care and other net sales were $1.4 million. International family planning sales were $5.0 million, sales of depilatories, waxes, face and skin care products were $8.2 million, sales of OTC products were $12.2 million and oral care and other net sales were $14.4 million.

Cost of Goods Sold

Cost of goods sold was $50.5 million for the period, including $25.8 million of domestic products and $24.7 of international products. Gross margin for the period was 35%, with domestic gross margin at approximately 32% and international gross margin at approximately 38%. The consolidated cost of goods sold includes $15.1 million of additional expense relating to inventory step-up incurred at acquisition. At the time of the Acquisition, inventory book value was $57.8 million. As part of purchase accounting, the inventory value was increased by $23.2 million to $81.0 million. The majority of this step-up, $15.1 million, was reflected in the fourth quarter results of operations of 2001, including $11.2 million for domestic operations and $3.9 million for international operations. The remaining $8.1 million inventory step-up adjustment was reflected in the operating results for first quarter of 2002.

Marketing Expenses and Selling, General and Administrative Expenses

Marketing expenses were $8.0 million for the period, which represents 10% of net sales for the period. Marketing spending as a percentage of net sales for the period is slightly lower than the percentage management expects for a full year, due to the seasonality of the depilatory business, for which marketing expenditures are typically lower at this time of the year. Also, during the period, the Company was in the initial phases of its post-acquisition transition, including the initiation of marketing programs.

Selling, general and administrative (SG&A) expenses were $23.3 million for the period, which represents 30% of net sales for the period. Due to the seasonality of the depilatory business, net sales were lower during this part of the calendar year, as compared to a full year, which resulted in SG&A expenses, most of which are fixed employee compensation and benefit costs, constituting a higher percentage of net sales than the percentage management expects on an annual basis. Additionally, during this period, the Company also incurred transitional costs of approximately $1.8 million related to general and administrative costs for former Carter-Wallace employees retained to assist in the post-acquisition integration process and $1.0 million in fees paid to C&D and Kelso.

Interest Expense and Other Income

Interest expense was $11.7 million in the period ended December 31, 2001. This amount includes interest expense related to the $225.0 million principal amount of the Company’s senior subordinated notes and the $220.0 million syndicated bank credit facility, which indebtedness was incurred in connection with the Acquisition.

Interest income was $0.8 million in the period ended December 31, 2001 and includes proceeds from financing activities invested primarily in money market funds.

Other expense was $0.3 million for the period. The amount includes foreign exchange accounting remeasurement on intercompany loans between the Company’s subsidiaries.

Period from April 1, 2001 to September 28, 2001

The following section refers to the financial data for the six month period prior to the Acquisition, as disclosed in the accompanying audited financial statements for Carter-Wallace, Inc., the predecessor company. Prior to September 28, 2001, the Company did not have responsibility for the predecessor’s domestic consumer products business and international subsidiary data.

(amounts in millions)	Period from April 1, 2001 to September 28, 2001	% of Net Sales
Net sales	$197.7	100%
Cost of goods sold	82.8	42%

Gross profit	114.9	58%
Marketing expenses	23.2	12%
Selling, general and administrative expenses	37.8	19%
Interest Expense & Other Income	0.1	—

Income before taxes from continuing operations	$53.8	27%

Net Sales

Net sales were $197.7 million for the period, which included $115.9 million of domestic products and $81.8 million of international products. Domestic family planning sales, which includes condoms, home pregnancy test kits and ovulation test kits, were $89.1 million, sales of depilatories and waxes were $22.8 million, and all other net sales were $4.0 million. International family planning sales were $9.7 million, sales of depilatories, waxes and face and skin care products were $23.7 million, OTC product sales were $19.2 million and oral care and other net sales were $29.2 million.

Cost of Goods Sold

Cost of goods sold was $82.8 million for the period, which included $43.1 million for domestic products and $39.7 million for international products. Gross margin for the period was 58%, with domestic gross margin at approximately 63% and international gross margin at approximately 52%. The domestic and international gross margin percentages for the period were comparable to the predecessor’s gross margin percentages for the year ended March 31, 2001.

Marketing Expenses and Selling, General and Administrative Expenses

Marketing expenses were $23.2 million, which represents 12% of net sales for the period and is comparable to the predecessor’s marketing expenses as a percentage of net sales for the year ending March 31, 2001.

Selling, general and administrative (SG&A) expenses were $37.8 million, which represents 19% of net sales for the period and is comparable to the predecessor’s SG&A as a percentage of net sales for the year ending March 31, 2001.

Liquidity and Capital Resources

The Company entered into a syndicated bank credit facility and also issued senior subordinated notes to finance its investment in the Acquisition. The long-term $305 million credit facility consists of $220.0 million in 6 and 7 1/2-year term loans, of which $ 143.7 million was outstanding at December 31, 2003 and an $85.0 million revolving credit facility, which remained fully undrawn at December 31, 2003. On August 28, 2001 the Company issued $225 million of 9.5% senior subordinated notes due in 8 years with the interest paid semi-annually. The Company had outstanding total debt of $367.5 million, and cash and cash equivalents of $69.2 million, for a net debt position of $298.3 million at December 31, 2003. This compares to the net debt position of $385.4 at December 31, 2002. The decrease in net debt is attributable to the use of proceeds from the divestiture of the Italian operation, the patent infringement litigation settlement as well as cash flow from operation. The weighted average interest rate on the credit facility borrowings at December 31, 2003, excluding deferred financing costs and commitment fees, was approximately 4.0%.

Interest payments on the notes and on borrowings under the senior credit facilities affect the Company’s liquidity requirements. Borrowings under the syndicated bank credit facility facility bear interest at variable rates plus any applicable margin. The interest rates on the syndicated bank credit facility are dependent on the attainment of certain covenants depending on the ratio of total debt to EBITDA as defined in the Company’s credit agreement (“Adjusted EBITDA”). Adjusted EBITDA is a required component of the financial covenants contained in the Company’s primary credit facility, a material agreement to the Company, and management believes that the presentation of adjusted EBITDA is useful to investors as a financial indicator of the Company’s ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. Financial covenants include a total debt to Adjusted EBITDA leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a certain period of time. Adjusted EBITDA was approximately $104.6 million for the year ended December 31, 2003. The leverage ratio, as defined in the credit agreement, was 2.89 versus the agreement’s maximum 4.75, and the interest coverage ratio was 3.40 versus the agreement’s minimum of 2.25. The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to the Company’s key liquidity measure, Adjusted EBITDA, per the term loan agreement, is as follows (in millions) for the year ended December 31, 2003:

Net Cash Provided by Operating Activities	$71.6
Interest Expense (1)	30.8
Interest Income	(1.0)
Income Tax Provision	9.1
Decrease in Working Capital(2)	(9.9)
Other	4.0

Adjusted EBITDA(3)	$104.6

Net Cash Provided by Investing Activities	$13.7

Net Cash Used in Financing Activities	$(75.9)

(1)	Interest expense excludes the amortization of deferred financing costs.
(2)	The decrease in working capital is primarily due to a decrease in accounts receivable and inventories along with an increase in accounts payable and other accrued expenses, which is partially offset by an increase in prepaid expense.
(3)	Adjusted EBITDA includes the net gain of $12.7 million from the patent infringement litigation settlement and excludes the $3.1 million one-time write-down of the Cranbury facility.

Cash flow from operating activities was $71.6 million for the year ended December 31, 2003 which includes $3.2 million in severance payments and $4.8 million in transition expenses related to the cost to carry the Cranbury facility and for medical and pension payments for transitional employees in excess of reserves, offset by higher operating earnings before non-cash charges for depreciation and amortization, including net cash proceeds of $12.7 million from the patent infringement litigation settlement. Also, there is a reduction in working capital which included a decrease in accounts receivable of $7.5 million and a decrease in inventories of $3.4 million, which includes a $1.8 million decrease in the Domestic division and a $1.6 million decrease in the International division, offset by an increase in prepaid expense of $1.7 million attributable primarily to the Domestic division’s year-end insurance premiums and the International division’s increase in current deferred tax assets.

Cash flow from investing activities was $13.7 million for the year ended December 31, 2003. The net cash flows provided by investing activities includes the proceeds from the Italian divestiture of $22.6 million offset by $8.5 million in capital expenditures and $0.4 million in acquisition related legal costs.

Cash flow used in financing activities was $75.9 million which includes a $21.6 million payment of debt from proceeds of the Italian sale, $12.5 million from the proceeds of the patent infringement litigation settlement and $41.7 million in voluntary debt repayments generated from cash flow from operations.

The Company incurred severance and other change in control related liabilities to certain employees. Since the Acquisition the Company paid $45.1 million in severance payments, including $3.2 million paid in the year ended December 31, 2003, and reduced its severance reserve by $0.9 million due to reversals of excess termination costs resulting in a reduction of goodwill. The Company estimates that the total severance payments will be approximately $47.0 million. The Company anticipates that approximately $0.6 million of the remaining $1.9 million reserve will be paid in 2004 for the remaining transition employees, with the majority of the balance being carried into future years for medical and life insurance payments for two former Carter-Wallace executives. The Company also paid $0.3 million for environmental remediation costs at its Cranbury, New Jersey facility in the year ended December 31, 2003.

The	following table summarizes the activity in the Company’s reorganization accruals (in millions):

	Reserves at December 31, 2002	Payments	Adjustments		Reserves at December 31, 2003
Severance and other charges	$6.0	$(3.2)	$(.9	)(1)	$1.9
Environmental remediation costs	1.8	(0.3)	0.0		1.5
Lease termination costs	0.1	—	(0.1	)(2)	0.0

	$7.9	$(3.5)	$(1.0)		$3.4

(1)	Reduction to severance reserve due to re-assessment of original employee termination plan costs estimated at acquisition. The change in reserve reduced goodwill.
(2)	Reduction to lease termination costs at two warehouses due to favorable settlement of closing and cleanup costs. The change in reserve reduced goodwill.

The Company expects that the total capital expenditures will be approximately $9 million annually in 2004 and 2005. Of such amounts, the Company currently estimates that a minimum range of $3 million to $5 million of ongoing maintenance capital expenditures are required each year.

Distributions of a portion of net income may be made to fund tax distributions to Kelso and C&D. No such distributions were made in 2003.

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

The syndicated bank credit facility and the senior subordinated notes impose certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In 2002, the Company obtained a waiver to the syndicated bank credit facility in order to proceed with the sale of the Italian operations. The proceeds from the sale of the Italian operations were received in February 2003 and were used to prepay the term loans under the covenant requirements. In addition, the senior credit facilities requires the Company to maintain certain financial ratios. The borrowings under the credit facility are secured by substantially all of the domestic assets of the Company, in a pledge of stock of the Company’s operating subsidiaries and a pledge of not more than 65% of the voting capital stock of the Company’s foreign subsidiaries.

	Payments Due by Period
(in thousands)	TOTAL	2004	2005 to 2007	2008 to 2009	After 2009
Principal Payments on Borrowings:
Long-term debt
Syndicated Financing Loans	$143,716	$2,705	$55,856	$85,155	$—
Notes Payable 9 1/2%	225,000	—	—	—	225,000

Other Commitments:
Operating Leases Obligations	15,292	3,870	8,390	3,032	—
Capital Lease Obligations	1,962	429	1,122	411	—
Guarantee(1)	1,828	1,828	—	—	—
Raw Material Purchase Commitments	2,532	2,532	—	—	—
Management Services Agreements(2)	41,196	13,732	27,464	—	—
Manufacturing Distribution Agreement(2)	3,282	834	2,448	—	—

Total	$434,808	$25,930	$95,280	$88,598	$225,000

(1)	Guarantee represents the Company’s performance based obligation with the New Jersey Department of Environmental Protection for estimated environmental remediation costs at its Cranbury, New Jersey facility.
(2)	When these agreements expire in September 2006, the Company would need to either renew or identify other sources for such arrangements.

The Company expects that funds provided from operations and available borrowings of $85.0 million under its six-year revolving credit facility, none of which was drawn at December 31, 2003, will provide sufficient funds to operate its business, to make expected capital expenditures of approximately $9.0 million in 2004 and approximately $9.0 million in 2005 and to meet foreseeable liquidity requirements, including debt service on the notes and the senior credit facilities, as noted above. There can be no assurance, however, that the Company’s business will generate sufficient cash flows or that future borrowings will be available in an amount sufficient to enable it to service its debt or to fund its other liquidity needs. If the Company is unable to pay its obligations, it will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring indebtedness or raising additional capital. However, the Company cannot give assurance that any alternative strategies will be feasible or prove adequate. However, management believes that operating cash flow, coupled with the Company’s access to credit markets, will be sufficient to meet the anticipated cash requirements for the coming year.

OTHER ITEMS

Related Party Transactions

The Company has achieved substantial synergies by combining certain of its operations with those of C&D particularly in the areas of sales, manufacturing and distribution, and most service functions. The Company retained its core marketing, research & development, and financial planning capabilities, and continues to manufacture condoms, but purchases virtually all the support services it requires for its U.S. domestic business from C&D under a management services agreement, which has a term of five years with possible renewal. The Company and C&D merged the two sales organizations during the fourth quarter of 2001 and merged the companies Canadian operations in 2002. The companies transferred production of antiperspirants and depilatories from the former Carter-Wallace plant at Cranbury, NJ, to C&D’s plant at Lakewood, NJ, which is a more efficient producer of antiperspirants and other personal care products. This process was completed by the third quarter 2002. The companies integrated the planning and purchasing, accounting and management information systems, and other service functions during 2002.

Arrangements with Church & Dwight

C&D charged the Company $24.4 million for primarily administrative and management oversight services for the year ended December 31, 2003. C&D charged the Company $22.5 million for primarily administrative and management services for the year ended December 31, 2002. The Company sold $1.9 of deodorant/antiperspirant inventory to C&D at its cost during the year ended December 31, 2003, compared with $7.1 million of deodorant/antiperspirant during the year ended December 31, 2002. The Company purchased $2.9 million of Arm & Hammer products to be sold in international markets during the year ended December 31, 2003, compared with $1.4 million during the year ended December 31, 2002. During the year ended December 31, 2003, the Company charged C&D $1.7 million of transition administrative services. The Company had a net payable to C&D at December 31, 2003 and December 31, 2002 of approximately $6.7 million and $4.8 million, respectively, that primarily related to administration fees and invoices paid by C&D on behalf of Armkel, offset by amounts owed for inventory.

Arrangements with Kelso

Kelso has agreed to provide the Company with financial advisory services for which the Company pays an annual fee of $1.0 million. The Company has agreed to indemnify Kelso against certain liabilities and reimburse expenses in connection with its engagement. For the year ended December 31, 2003, the Company expensed $1.0 million for financial advisory services which was prepaid, at a discounted value, at the end of 2002. For the year ended December 31, 2002, the Company paid Kelso $1.0 million for 2002 financial advisory fees. For the period ended December 31, 2001, the Company paid Kelso $0.3 million for financial advisory services.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The effective date for the Company was January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation”). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s financial statements. However, the Company did record a liability of $0.5 million for a guarantee reserve related to an indemnification to the buyer of its Italian subsidiaries.

In December 2002, the FASB issued SFAS No 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for the year ended December 31, 2002 and for interim financial statements for the first quarter of 2003. This standard did not have an effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement was effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The Company adopted the provisions of the statement on its effective date and it did not have a material impact to its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which aims to eliminate diversity in practice by requiring that the “freestanding” financial instruments be reported as liabilities by their issuers. The provisions of SFAS 150, which also include a number of new disclosure requirements, was effective for instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company adopted the provisions of the statement on its effective date and it did not have a material impact to its consolidated financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46 (FIN No. 46) “Consolidation of Variable Interest Entities”, as amended in December 2003 by FIN No. 46R. FIN No. 46 sets forth criteria to be used in determining whether an investment in a variable interest entity (VIE) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 would require the immediate consolidation of specified VIEs created after January 31, 2003. For specified VIEs created before February 1, 2003, FIN No. 46 would require consolidation in interim or annual financial statements issued for periods beginning after December 15, 2003. The Company has reviewed FIN No. 46 and determined that it would not have a material impact to its consolidated financial statements.

In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106.” This Statement retained the disclosure requirements as originally included in SFAS No. 132 and contained additional disclosure requirements. The Company has included the required disclosures in Note 12 to its financial statements.

In January 2004, the FASB issued FASB Staff Position (FSP) No. 106-1 “Accounting and Disclosure Requirements to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company does not believe that the effects of the Act apply to its postretirement health care plans and it will not have a material impact on its consolidated financial statements.

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

A group of five customers accounted for approximately 26% of consolidated net sales in 2003, including a single customer, Wal-Mart, who accounted for 12%. This group accounted for 27% of consolidated net sales in 2002.

Interest Rate Risk

The Company entered into interest rate swap agreements, which are considered derivatives, to reduce the impact of changes in interest rates on its syndicated bank credit facility. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. As of December 31, 2003, the Company had settled all of its swap agreements at fair value.

The Company measures its interest rate risk, as outlined below, utilizing a sensitivity analysis. The analysis measures the potential loss in fair values, cash flows, and earnings based on a hypothetical 10% change in interest rates and currency exchange rates. The Company uses year-end market rates on its financial instruments to perform the sensitivity analysis.

The Company’s interest rate risk related to the predecessor financial statements was not material. However, the potential loss in cash flows and earnings based on a hypothetical 10% change in interest rates over a one-year period due to an immediate change in rates at December 31, 2003, would have affected earnings by approximately $0.6 million.

Foreign Currency Risk

A portion of the Company’s revenues and earnings are exposed to changes in foreign currency exchange rates. Where practical, the Company seeks to relate expected local currency revenues with local currency costs and local currency assets with local currency liabilities. In connection with the Acquisition, the Company entered into intercompany loans with certain of its subsidiaries. The Company is exposed to foreign exchange accounting remeasurement gains and losses from these intercompany loans. The Company has entered into several foreign exchange contracts to hedge the net accounting remeasurement exposure on the intercompany loans. At December 31, 2003, the Company has 11.5 million EURO hedge with an average rate of 1.154, which is approximately 72.4% of the total EURO debt position. The Company has 30.0 million Mexican Pesos hedge with a rate of 0.0878, which is approximately 48.5% of the PESO debt position. The Company has 4.8 million Australian Dollar hedge with a rate of 0.6896, which is approximately 53.9% of the AUS$ debt position.

The Company’s foreign exchange rate risk related to the predecessor financial statements was not material. However, in connection with the Company’s intercompany loans, the potential loss in cash flows and earnings based upon a hypothetical 10% change in foreign currency rates over a one-year period due to immediate change in rates at December 31, 2003, would have affected earnings by approximately $2.2 million if rates were to decrease by 10%, if rates were to increase by 10% the effect on earnings would be approximately $1.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(A) 1. Financial Statements

ARMKEL, LLC

Audited Financial Statements
Independent Auditors’ Report	28
Consolidated Statements of Income and Changes in Members’ Equity for the years ended December 31, 2003 and 2002 and for the period from August 28, 2001 (inception) to December 31, 2001	29
Consolidated Balance Sheets as of December 31, 2003 and 2002	30
Consolidated Statements of Cash Flow for the years ended December 31, 2003 and 2002 and for the period from August 28, 2001 (inception) to December 31, 2001	31
Notes to Consolidated Financial Statements	32

CARTER-WALLACE, INC.—CONSUMER BUSINESS EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS IN THE UNITED STATES AND CANADA AND PET PRODUCTS

Audited Combined Financial Statements
Independent Auditors’ Report	61
Combined Statement of Revenues and Expenses for the Period from April 1, 2001 to September 28, 2001	62
Combined Statement of Changes in Net Assets and Comprehensive Earnings for the period from April 1, 2001 to September 28, 2001	63
Combined Statement of Cash Flow for the Period from April 1, 2001 to September 28, 2001	64
Notes to Combined Statements	65

(A) 2. Financial Statements Schedule

Included in Part IV of this report:

Schedule II—Valuation and Qualifying Accounts	90

INDEPENDENT AUDITORS’ REPORT

To the Members of Armkel, LLC

Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of Armkel, LLC (the “Company”) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income and changes in members’ equity, and cash flow for the years ended December 31, 2003 and 2002 and for the period from August 28, 2001 (inception) to December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 15 as of December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002 and for the period from August 28, 2001 (inception) to December 31, 2001. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Armkel, LLC and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and for the period from August 28, 2001 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as of December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002 and for the period from August 28, 2001 (inception) to December 31, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey

March 11, 2004

ARMKEL, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND CHANGES IN MEMBERS’ EQUITY

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from August 28, 2001 (Inception) to December 31, 2001
	(Dollars in thousands)
Statements of Income:
Net Sales	$410,694	$383,782	$77,561
Cost of goods sold	182,275	172,949	50,446

Gross Profit	228,419	210,833	27,115
Marketing expenses	59,556	53,053	7,988
Selling, general and administrative expenses	92,366	87,634	23,315
Patent infringement	(12,717)	—	—

Operating Income (Loss) from continuing operations	89,214	70,146	(4,188)
Interest expense	(34,455)	(36,599)	(11,716)
Interest income	1,010	954	813
Other income (expense)	1,412	943	(276)

Income (Loss) before taxes from continuing operations	57,181	35,444	(15,367)
Income taxes (benefit)	9,058	6,942	(474)

Income (Loss) from continuing operations	48,123	28,502	(14,893)
Income (Loss) from discontinued operations	254	2,712	(755)
Gain on disposition of discontinued operations	1,862	—	—

Net Income (Loss)	$50,239	$31,214	$(15,648)

Statements of Changes in Members’ Equity:
Balance, Beginning of Period	$229,680	$203,586	$228,500

Distributions to Members	—	—	(8,000)

Net Income (Loss)	50,239	31,214	(15,648)
Other Comprehensive Income (Loss)
Foreign translation gain (loss)	1,679	728	(1,064)
Fair market value of interest rate swaps	1,217	(1,015)	(202)
Minimum pension liability (net of taxes of $26, $342 and $0)	(3,378)	(4,833)	—

Total Comprehensive Income (Loss)	49,757	26,094	(16,914)

Balance, End of Year	$279,437	$229,680	$203,586

See Notes to Consolidated Financial Statements.

ARMKEL, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2002
	(Dollars in thousands)
Assets

Current Assets
Cash and cash equivalents	$69,188	$54,780
Accounts receivable, less allowances of $1,509 and $2,177	74,783	75,864
Inventories	53,782	53,427
Prepaid expenses	6,436	5,557
Assets of discontinued operations	—	42,079
Assets held for sale	11,500	14,600

Total Current Assets	215,689	246,307
Property, Plant and Equipment (Net)	75,815	72,867
Tradenames and Patents	256,775	261,275
Goodwill	205,156	205,467
Deferred Financing Costs	13,877	17,380
Other Assets	8,009	5,218

Total Assets	$775,321	$808,514

Liabilities and Members’ Equity

Current Liabilities
Short-term borrowings	$—	$55
Accounts payable and accrued expenses	86,347	85,036
Liabilities of discontinued operations	—	23,582
Current portion of long-term debt	2,705	28,501
Taxes payable	7,214	1,606

Total Current Liabilities	96,266	138,780
Long-Term Debt	364,838	411,634
Deferred Income Taxes	9,669	8,500
Deferred and Other Long-Term Liabilities	25,111	19,920
Commitments and Contingencies	—	—

Total Liabilities	495,884	578,834

Members’ Equity
Net contributed capital	220,500	220,500
Retained earnings	65,805	15,566
Accumulated other comprehensive loss	—	—
Foreign translation gain (loss)	1,343	(336)
Fair market value of interest rate swaps	—	(1,217)
Minimum pension liability	(8,211)	(4,833)

Total Accumulated Other Comprehensive Loss	(6,868)	(6,386)

Total Members’ Equity	279,437	229,680

Total Liabilities and Members’ Equity	$775,321	$808,514

See Notes to Consolidated Financial Statements.

ARMKEL, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period From August 28, 2001 (Inception) to December 31, 2001
	(Dollars in thousands)
Cash Flow From Operating Activities
Net Income (Loss)	$50,239	$31,214	$(15,648)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,394	15,521	4,015
Unrealized (gain) loss on foreign exchange transactions	(3,408)	(898)	395
Net (Income) Loss from discontinued operations	(254)	(2,712)	755
Net gain on sale of discontinued operations	(1,862)	—	—
Asset impairment charge	3,100	—	—
Change in assets and liabilities:
Decrease in accounts receivable	7,478	178	5,616
Decrease in inventories	3,478	9,516	12,353
(Increase) Decrease in prepaid expenses and other current assets	(1,709)	(2,411)	1,065
Increase (Decrease) in accounts payable and other accrued expenses	612	(32,026)	8,305
(Decrease)Increase in other	(3,464)	68	3,745

Net Cash Provided by Operating Activities	71,604	18,450	20,601
Cash Flow from Investing Activities
Additions to property, plant and equipment	(8,451)	(8,443)	(1,906)
Acquisition of Carter-Wallace Consumer Business, including anti-perspirant and pet care products business, net of cash acquired	—	—	(713,293)
Proceeds from sale of anti-perspirant and pet care products business	—	—	128,500
Proceeds from divestiture/sale of assets	22,573	—	—
Payment for purchase price adjustments and costs related to the acquisition of the Carter-Wallace Consumer Business	(424)	(8,890)	—

Net Cash Provided by (Used in) Investing Activities	13,698	(17,333)	(586,699)
Cash Flow From Financing Activities
Proceeds from issuance of senior subordinated notes	—	—	223,477
Proceeds from syndicated bank credit facility	—	—	220,000
Repayment of syndicated bank credit facility	(75,863)	(3,252)	(375)
Repayment of acquired long-term debt	—	—	(19,971)
Payment of deferred financing costs	—	—	(21,754)
Proceeds from Members	—	—	228,500
Distributions to Members	—	—	(8,000)

Net Cash (Used In) Provided By Financing Activities	(75,863)	(3,252)	621,877
Effect of exchange rate changes on cash and cash equivalents	4,969	1,298	(162)

Net Change in Cash and Cash Equivalents	14,408	(837)	55,617
Cash and Cash Equivalents at Beginning of Period	54,780	55,617	—

Cash and Cash Equivalents at End of Period	$69,188	$54,780	$55,617

Cash Paid During the Period For:
Interest	$30,935	$32,729	$2,395
Income taxes	$7,106	$3,742	$3,720
Acquisition in which Liabilities were Assumed are as Follows:
Fair value of assets acquired	$—	$—	$771,899
Cash paid for acquisition	—	—	(586,920)

Liabilities assumed	$—	$—	$184,979

See Notes to Consolidated Financial Statements.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

1. description of business

Armkel, LLC (the “Company”), a Delaware limited liability company, was formed as an equally owned joint venture between Church and Dwight Co., Inc. (“C&D”) and affiliates of Kelso and Company, L.P. (“Kelso”). The Company’s joint venture agreement governs its operations. The Company was formed to acquire (the “Acquisition”) certain operations of the consumer products business of Carter-Wallace, Inc. (“CWCPD”). The remainder of Carter-Wallace, which was primarily comprised of Carter-Wallace’s healthcare and pharmaceuticals business, was merged with an unrelated third party, which became the successor company to Carter-Wallace (the “Successor”). On August 28, 2001, the Company was capitalized when Armkel Finance Company (a wholly owned subsidiary of the Company) issued $225 million of 9.5% senior subordinated notes, for net proceeds of $223.5 million. The Company is a leading marketer and manufacturer of well-recognized branded personal care consumer products, including condoms, depilatories and waxes and home pregnancy and ovulation test kits.

2. basis of presentation

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and profits have been eliminated in consolidation. Accounts of operating units outside of North America are included for periods one month prior to the period presented. The financial statement effect of the Italian operations, divested in February 2003, is recognized as discontinued operations in all periods.

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

Revenue Recognition

In the fourth quarter of 2003, the Company began recognizing revenue when finished goods are delivered to its customers (“FOB Destination”). Previously, revenue was recognized upon shipment of the finished goods to the customer (“FOB Shipping”). The Company’s management has concluded that the effect of changing its revenue recognition from FOB Shipping to FOB Destination was not material to the current or prior periods’ consolidated financial statements. The adjustment to FOB Destination recorded in the fourth quarter of 2003 resulted in a reduction to net income of $1.9 million. The following table shows the net income (loss) of the Company as reported and the adjusted net income (loss) that would have been reported had the Company always recognized revenue when product was delivered to its customers:

(in millions)	2003	2002	Period from August 28, 2001 (Inception) to December 31, 2001
Net Income (Loss) – as reported	$50.24	$31.21	$(15.65)
Net Income (Loss) – adjusted as if FOB Destination	$52.13	$29.84	$(16.17)

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Promotional and Sales Returns Reserves

The Company conducts extensive promotion activities, primarily through the use of off-list discounts, slotting, co-op advertising, periodic price reduction arrangements, and end-aisle and other in-store displays. All such costs are netted against sales. Slotting costs are expensed when revenue is recognized. Co-op advertising costs are expensed when the customer places the advertisement for the Company’s products. Discounts relating to price reduction arrangements are recorded when the related sale takes place. Costs associated with end-aisle or other in-store displays are recorded at the earlier of shipment of the display unit or completion of the related sale.

The reserves for sales returns and consumer and trade promotion liabilities are established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The Company uses historical trend experience and coupon redemption provider input in arriving at coupon reserve requirements, and the Company uses forecasted appropriations, customer and sales organization inputs, and historical trend analysis in arriving at the reserves required for other promotional activities and sales returns.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In such situations, long-lived assets are considered impaired when estimated future cash flows (undiscounted and without interest charges) resulting from the use of the asset and its eventual disposition are less than the asset’s carrying amount. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its estimates. When an impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows.

Foreign Currency Translation

Financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52. Unrealized gains and losses are recorded in Accumulated Other Comprehensive Loss. Gains and losses on foreign currency transactions are recorded in the Consolidated Statements of Income.

Derivatives

All derivatives are recognized as assets or liabilities at fair value in the accompanying Consolidated Balance Sheets.

Derivatives designated as hedges are either (1) a hedge of the fair value of a recognized asset or liability (“fair value” hedge), or (2) a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge).

•	Changes in the fair value of derivatives that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings.

•	Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in Accumulated Other Comprehensive Loss until earnings are affected by the variability of cash flows of the hedged asset or liability. Any ineffectiveness related to these hedges are recorded directly in earnings. The amount of the ineffectiveness was not material.

•	Changes in the fair value of derivatives not designated or qualifying as an accounting hedge are recorded directly to earnings.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, changes in the fair value of certain derivative financial instruments designated and qualifying as cash flow hedges, and minimum pension liability adjustments, and is presented in the Consolidated Statements of Income and Changes in Members’ Equity.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Cash Equivalents

Cash equivalents consist of highly liquid short-term investments, which mature within three months of purchase.

Inventories

Inventories are valued at the lower of cost or market on the first-in, first-out (“FIFO”) method.

Property, Plant and Equipment

Property, plant and equipment and additions thereto are stated at cost less accumulated depreciation. Depreciation is recorded by the straight-line method over the estimated useful lives of the respective assets which range from 3-20 years.

Goodwill, Tradenames and Patents

The Company accounts for Goodwill, Tradenames and Patents in accordance with SFAS No. 142. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized but are reviewed for impairment at least annually. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method.

Shipping and Handling Costs

The Company does not bill shipping and handling costs to its customers. The Company reimburses C&D for shipping and handling costs.

Selected Operating Expenses

Cost of goods sold includes costs related to the manufacturing of the Company’s products (including raw material costs, inbound freight, direct labor, and indirect plant costs such as plant supervision, maintenance labor and materials, depreciation, taxes and insurance), purchasing, production planning, operations management, logistics, freight to customers, warehousing costs and internal transfer freight costs.

Marketing expenses include costs for advertising (excluding the costs of co-op advertising programs, which are reflected in net sales), costs for coupon insertion (mainly the cost of printing and distribution), consumer promotion costs (such as on-shelf advertisements and floor ads), public relations, package design expense and market research costs. Advertising costs are expensed in the period incurred. The Company incurred advertising costs of $41.1 million and $35.7 million for the years ended December 31, 2003 and 2002, respectively, and $6.8 million for the three month period ended December 31, 2001.

Selling, general and administrative expenses include costs related to functions such as sales, corporate management, marketing administration and legal, among others. Such costs include compensation related costs (such as benefits, profit sharing, deferred compensation and employer contributions to the 401K and other benefit plans); travel and entertainment related expenses; trade show expenses; insurance; professional and other consulting fees; costs related to temporary staff; staff relocation costs; and non-capitalizable software related costs. Research & development costs in the amount of $10.4 million and $8.4 million for the years ended December 31, 2003 and 2002, respectively, were charged to administrative expenses as incurred. Research and development costs were $1.8 million for the period from August 28 to December 31, 2001.

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

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The effective date for the Company was January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation”). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s financial statement. However, the Company did record a liability of $0.5 million for a guarantee reserve related to an indemnification to the buyer of its Italian subsidiaries.

In December 2002, the FASB issued SFAS No 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for the year ended December 31, 2002 and for interim financial statements for the first quarter of 2003. This standard did not have an effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement was effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The Company adopted the provisions of the statement on its effective date and it did not have a material impact to its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which aims to eliminate diversity in practice by requiring that the “freestanding” financial instruments be reported as liabilities by their issuers. The provisions of SFAS 150, which also include a number of new disclosure requirements, was effective for instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company adopted the provisions of the statement on its effective date and it did not have a material impact to its consolidated financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46 (FIN No. 46) “Consolidation of Variable Interest Entities”, as amended in December 2003 by FIN No. 46R. FIN No. 46 sets forth criteria to be used in determining whether an investment in a variable interest entity (VIE) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 would require the immediate consolidation of specified VIEs created after January 31, 2003. For specified VIEs created before February 1, 2003, FIN No. 46 would require consolidation in interim or annual financial statements issued for periods beginning after December 15, 2003. The Company has reviewed FIN No. 46 and determined that it would not have a material impact to its consolidated financial statements.

In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106.” This Statement retained the disclosure requirements as originally included in SFAS No. 132 and contained additional disclosure requirements. The Company has included the required disclosures in Note 12 to its financial statements.

In January 2004, the FASB issued FASB Staff Position (FSP) No. 106-1 “Accounting and Disclosure Requirements to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The FSP permits a sponsor of

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001 a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company does not believe that the effects of the Act apply to its postretirement health care plans and it will not have a material impact on its consolidated financial statements.

Reclassification

Prior year amounts have been reclassified in order to recognize the effect of discontinued operations and, for certain categories, to conform with the current year presentation.

3. Fair value of financial instruments and risk management

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002. SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2003		2002
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term borrowings	$—	$—	$55	$55
Syndicated bank credit facility	143,716	143,716	216,468	216,468
Senior subordinated notes	223,827	246,490	223,667	242,121
Interest rate swaps	—	—	1,217	1,217
Foreign exchange forward contracts	1,477	1,477	919	919

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

Senior Subordinated Notes

The fair value is determined based on quoted market prices at or near December 31, 2003 and 2002.

Interest Rate Swaps

Carrying amounts of interest rate swaps contracts are reflected on the Company’s balance sheet at their fair value.

The fair values are the estimated amounts that the Company would receive or pay to terminate the agreements at the balance sheet date, taking into account current interest rates.

Foreign Exchange Forward Contracts

Carrying amounts of foreign exchange forward contracts are reflected on the Company’s balance sheet at their fair value.

The fair values are based on current indicative foreign exchange values.

Interest Rate Risk

The Company entered into a syndicated bank credit facility and also issued senior subordinated notes to finance the Acquisition. The syndicated bank credit facility consists of variable rate $220 million 6 and 7 1/2-year term loans, of which $143.7 million was outstanding at December 31, 2003, and an $85 million variable rate revolving credit facility, which remained fully undrawn at December 31, 2003. On August 28, 2001, the Company issued $225 million of 9.5% senior subordinated notes due in 8 years with the interest paid semi-annually. The weighted average interest rate on the

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001 credit facility borrowings at December 31, 2003 and 2002, excluding deferred financing costs and commitment fees, was approximately 4.0% and 5.0% respectively. The Company entered into interest rate swap agreements to reduce the impact of the credit facility’s variable interest rate. The swap agreements are contracts to exchange floating rate for fixed interest rate payments periodically over the life of the agreements without the exchange of the underlying notional amounts. At December 31, 2003 all interest rate swap agreements were settled. At December 31, 2002, the Company had agreements for a notional amount of $50 million, swapping debt with a one-month LIBOR rate for a fixed rate that averaged 6.6%.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/British Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Australian Dollar and U.S. Dollar/Euro. A portion of the Company’s revenues and earnings are exposed to changes in these foreign currency exchange rates. Where practical, the Company seeks to relate expected local currency revenues with local currency costs and local currency assets with local currency liabilities.

In connection with the Acquisition, the Company entered into intercompany loans with certain of its subsidiaries. The Company is exposed to foreign exchange accounting remeasurement gains and losses from these intercompany loans. The Company has entered into several foreign exchange contracts to hedge the net accounting remeasurement exposure on the intercompany loans which is recorded in other income (expense). At December 31, 2003, the Company has 11.5 million EURO hedge with an average rate of 1.154, which is approximately 72.4% of the total EURO debt position. The Company has 30.0 million Mexican Pesos hedge with a rate of 0.0878, which is approximately 48.5% of the PESO debt position. The Company has 4.8 million Australian Dollar hedge with a rate of 0.6896, which is approximately 53.9% of the AUS$ debt position.

4. inventories

Inventories are summarized as follows at December 31 (in thousands):

	2003	2002
Raw materials and supplies	$11,913	$10,561
Work in process	6,427	5,983
Finished goods	35,442	36,883

	$53,782	$53,427

5. property, plant and equipment

Property, plant and equipment consist of the following at December 31 (in thousands):

	2003	2002	Estimated Lives
			(Years)
Land	$7,206	$7,067	N/A
Buildings and improvements	25,351	21,620	15-20
Machinery and equipment	52,384	44,946	5-20
Office equipment and other assets	5,999	3,800	3-10
Construction in progress	816	4,716	N/A

	91,756	82,149
Less accumulated depreciation	15,941	9,282

Net property, plant and equipment	$75,815	$72,867

Depreciation of property, plant and equipment amounted to $8.0 million and $7.4 million for the years ended December 31, 2003 and 2002, respectively, and $2.0 million for the period from August 28 to December 31, 2001.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

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

The Acquisition is accounted for as a purchase under the provisions of SFAS No. 141, “Business Combinations” and has been included in the Company’s financial statements from the date of the acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed (excluding the assets relating to the anti-perspirant and pet care products businesses) adjusted to reflect the additional purchase price and allocation adjustments (in thousands):

Current assets	$206,068
Property, plant and equipment	94,835
Tradenames and patents	266,900
Goodwill	208,666
Other long-term assets	3,218

Total assets acquired	779,687
Total liabilities	(183,454)

Net assets acquired	$596,233

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

Pro forma results—unaudited

The following reflects pro forma results for the nine months ended December 31, 2001 and the twelve months ended March 31, 2001 (in millions):

For the Nine Months Ended December 31, 2001
Pro Forma
Net Sales	$276.3
Income from operations	51.3
Net Income	20.9

The pro forma results adjusts for additional interest expense related principally to the debt incurred to finance the Acquisition and for income taxes under the Company’s LLC status. Adjustments were also made to depreciation and amortization expense related to the fair value of the assets acquired and the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets.”

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

7. goodwill and intangible assets

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets”. Under its changes, SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company, at its inception, adopted certain provisions of this statement. The impairment provisions of the statement were adopted January 1, 2002 and did not have any impact on the Company’s consolidated financial statements.

The following tables discloses the carrying value of all intangible assets (in thousands):

	December 31, 2003			December 31, 2002
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Amortized intangible assets:
Patents	$27,500	$10,125	$17,375	$27,500	$5,625	$21,875

Unamortized intangible assets – Carrying value
Tradenames	$239,400	$—	$239,400	$239,400	$—	$239,400

Intangible amortization expense amounted to $4.5 million and $4.5 million for the years ended December 31, 2003 and 2002, respectively, and $1.1 million for the period from August 28 to December 31, 2001. The estimated intangible amortization for each of the next three years is $4.5 million, and $3.9 million in the fourth, and final, year. The weighted average amortization period for patents is 6.4 years.

The changes in the carrying amount of goodwill for the year ended December 31, 2003 is as follows (in thousands):

	Domestic	International	Total
Balance December 31, 2002	$173,006	$32,461	$205,467
Purchase accounting adjustments	(688)	360	(328)
Foreign exchange/other	—	17	17

Balance December 31, 2003	$172,318	$32,838	$205,156

The purchase accounting adjustments include the reduction of the Company’s severance reserve offset by purchase acquisition costs.

In accordance with SFAS No. 142, the Company completed the annual impairment test of the valuation of goodwill and intangibles as of April 1, 2003 and based upon the results, there was no impairment.

8. joint venture agreement

The Company is a Delaware limited liability company. The Company was formed as a joint venture among C&D, which owns 50%, and an entity wholly owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC, which are referred to as the Kelso funds, which owns 50%, for the purpose of acquiring the consumer products business of Carter-Wallace. The Company’s joint venture agreement governs the Company’s operations. The material provisions of this agreement are described below.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Governance. The joint venture agreement contains provisions regarding the Company’s governance, including the following:

•	Board of Directors. The Company’s board of directors consists of three directors appointed by C&D and three directors appointed by the Kelso funds. Any committee established by the Company’s board of directors must have an equal number of directors appointed by the Kelso funds and by C&D. Any action by the Company’s board of directors requires the affirmative vote of members holding a majority of membership interests present at a meeting at which such matter is voted upon, except that in certain matters, approval of at least one C&D director and at least one Kelso director is also required. The presence of an equal number of Kelso directors and C&D directors constitutes a quorum.

•	Officers and Management. The Company’s officers may be removed by its board of directors (requiring, in the case of its chief executive officer, the approval of at least one Kelso director and one C&D director) or the Company’s chief executive officer (in the case of its other officers). In addition, if certain financial targets are not satisfied, Kelso has the right to remove the Company’s chief executive officer. Vacancies in the Company’s officer positions will be filled by its board of directors (which, in the case of the Company’s chief executive officer and chief financial officer positions, require the approval of a Kelso director and a C&D director) or the Company’s chief executive officer.

A number of significant managerial functions are performed for the Company by C&D.

Transfers of Interests; Preferential Purchase or Sale Rights. Except as described below, the Company’s members may not transfer their interests in the Company or admit additional members (other than in transactions with certain of their respective affiliates), without the prior written consent of all of the other members.

•	Call Option. The Kelso funds have granted C&D an option to purchase the Kelso funds’ membership interests in the Company. The option is exercisable at any time after the third anniversary and before the fifth anniversary of the closing of the Acquisition. The purchase price for the Kelso funds’ interests in the Company is equal to 50% of the Company’s fair market value at the time the option exercise notice is given, as determined pursuant to a valuation method set forth in the joint venture agreement. The purchase price is subject to certain floors and caps which are indexed to the Kelso funds’ rate of return on their investment in the Company.

•	Right of First Offer and Drag Along Rights. The joint venture agreement provides for a mechanism whereby the Company’s members may dispose of their interests and, in certain circumstances, force a sale of the entire entity. At any time after the fifth anniversary of the closing of the Acquisition, in the case of a request by the Kelso funds, and after the seventh anniversary of the closing of the Acquisition, in the case of a request by C&D, the Kelso funds or C&D may request that the other party purchase all (but not less than all) of the requesting party’s ownership interests in the Company at a price specified in the request. If the other party declines the request, the requesting party may sell all of its interests and all of the other member’s interest in the Company to a third party, with the proceeds of such sale to be distributed to the members in accordance with the terms of the joint venture agreement. Under certain circumstances, if the proceeds of a proposed third party sale are insufficient to provide the Kelso funds with a return of their initial investment (less $5.0 million), C&D may elect to purchase the Kelso funds’ interests at a price equal to the amount of the Kelso funds’ initial investment (less $5.0 million), or pay the Kelso funds the amount of such shortfall, as described below. Under certain circumstances in which Kelso requests that C&D purchase its ownership interests, and C&D declines, then following a bona fide sales process, Kelso may require C&D to purchase the Kelso funds’ ownership interests for a price equal to Kelso’s investment, less $5.0 million (as such terms are defined in the joint venture agreement). This amount would not be payable until after the seventh anniversary of the Acquisition.

•	Change of Control Put Option. The joint venture agreement also provides that, upon the occurrence of a change of control of C&D (as defined in the joint venture agreement), the Kelso funds may require C&D to purchase all of the Kelso funds’ ownership interests in the Company at a price equal to (i) the fair market value of the Company at the time the option exercise notice is given, minus $5.0 million, multiplied by 50%, plus (ii) $5.0 million.

The foregoing purchase and sale rights will be subject to various adjustments and limitations not described above, including the agreement by C&D that, in the case of a forced sale to a third party, after the seventh anniversary of the Acquisition it will make up any shortfall to the Kelso funds relative to the Kelso funds’ aggregate initial capital contribution, less $5.0 million.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Covenants of C&D. Under the joint venture agreement, C&D has agreed that:

•	without the prior consent of the Kelso funds, C&D will not incur any indebtedness unless C&D’s ratio of consolidated debt to adjusted EBITDA (as defined in C&D’s senior credit facility) for the prior four fiscal quarters is less than 4.5:1.0, or unless C&D has provided the Kelso funds with a letter of credit or other reasonably satisfactory credit support in an amount equal to the Kelso funds’ initial capital contributions, less $5.0 million;

•	it will not create or cause or permit to exist any restriction on its ability to operate the Company or on the Company’s ability to engage in any line of business; and

•	if presented with an opportunity to operate or invest in any entity engaged in the business of manufacturing, marketing or selling of condoms, depilatory products or diagnostic tests, or, with respect to non-U.S. operations, cosmetics, over-the-counter drugs or toning and exfoliating products, it will first offer such opportunity to the Company.

Covenant of Kelso. Under the joint venture agreement, the Kelso funds have agreed that, if presented with an opportunity to operate or invest in any entity engaged in the business of manufacturing, marketing or selling condoms, depilatory products or diagnostic tests, it will first offer such opportunity to the Company.

Termination of the Joint Venture Agreement. The joint venture agreement will terminate upon the occurrence of any of the following:

•	the vote of all members in favor of termination;

•	an initial public offering of the Company’s equity interests;

•	the payment of the proceeds of any sale of the Company to a third party, or upon the final liquidating distribution made in connection with a dissolution of the Company; or

•	the payment in full by either member of the purchase price for all the membership interests of the other member.

Dissolution of the Company. The Company will be dissolved and its assets liquidated upon the occurrence of any of the following:

•	the vote of all members in favor of dissolution;

•	the sale, exchange or disposition of substantially all of the Company’s assets;

•	an insolvency event with respect to any member, if other members holding at least 50.0% of the interests vote in favor of dissolution;

•	it becoming unlawful for a member to conduct its business substantially in the manner contemplated by the joint venture agreement; or

•	a judicially ordered dissolution.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

9. accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at December 31 (in thousands):

	2003	2002
Accounts payable	$29,977	$28,345
Accrued restructuring severance	1,861	6,005
Accrued advertising, marketing, brokerage & sales promotion	20,572	17,652
Accrued payroll liabilities	11,247	10,745
Payable due to Church & Dwight	6,722	4,833
Accrued acquisition costs	1,624	3,082
Accrued interest payable	8,133	8,112
Accrued audit and professional fees	943	536
Other accrued expenses	5,268	5,726

Total accounts payable and other accrued expenses	$86,347	$85,036

10.	short-term borrowings and long-term debt

The Company entered into a syndicated bank credit facility and also issued senior subordinated notes primarily to finance the Acquisition.

Syndicated Bank Credit Facility

The bank credit facility, consisting of several tranches, has a total of $220 million in variable rate six and seven and one half year term loans, all of which were used to finance the Acquisition and a six year $85 million variable rate revolving credit facility, which remained fully undrawn at December 31, 2003. The revolving credit facility is available for working capital, general corporate purposes, severance payments and acquisitions.

The tranche A-1 facility, a $50 million term loan with a predetermined repayment schedule, matures in September of 2007. The interest rate is variable with the Company having the option to select one of several variable rates including LIBOR plus a percentage to be determined based on the Company’s financial performance but no greater than 3%, an alternate base rate plus a percentage to be determined based on the Company’s financial performance but no greater than 2% or the greater of prime rate, a certificate of deposit rate plus 1% or Federal Funds effective rate plus 1/2 of 1%. For the period ended December 31, 2003 the Company selected a rate based on LIBOR.

The tranche A-2 facility, a $31.5 million Canadian dollar term loan (US $20 million at acquisition), with a predetermined repayment schedule, matures in September of 2007. The interest rate is variable with the Company having the option to select among two variable rates, Canadian BA rate plus a percentage to be determined based on the Company’s financial performance but no greater than 3% or a rate equal to the greater of the Bank of Canada’s prime rate plus a percentage to be determined based on the Company’s financial performance but no greater than 2%. During the period ended December 31, 2003 the Company selected variable rates.

The tranche B facility, a $150 million term loan with a predetermined repayment schedule, matures in March of 2009. The interest rate is variable with the Company having the option to select one of two variable rates, LIBOR plus 3% or an alternate base rate plus 2%. For the period ended December 31, 2003 the Company selected a rate based on LIBOR.

The $85 million revolving credit facility has a variable interest rate with the Company having the option to select one of several rates including LIBOR plus a percentage to be determined based on the Company’s financial performance but no greater than 3%, an alternate base rate plus a percentage to be determined based on the Company’s financial performance but no greater than 2% or the greater of prime rate, a certificate of deposit rate plus 1% or Federal Funds effective rate plus 1/2 of 1%. The Company pays an unused commitment fee of .5% based on the daily average unused portion of the revolving credit facility, subject to certain reductions based on the Company’s financial performance.

The weighted average interest rate on the overall credit facility, for the year ended December 31, 2003 and 2002 and for the period from August 28 (inception) to December 31, 2001, excluding the undrawn revolving facility, was 4.0%, 5.0% and 5.9% respectively, exclusive of deferred financing costs and commitment fees, including hedges.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

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

The borrowings under the syndicated bank credit facility are secured by substantially all of the domestic assets of the Company, a pledge of stock of the Company’s operating subsidiaries and a pledge of not more than 65% of the voting capital stock of the Company’s foreign subsidiaries.

Senior Subordinated Notes

On August 28, 2001, the Company issued $225 million of 9.5% senior subordinated notes due in 2009 (“Notes”) with interest paid semi-annually. The Notes were issued at a discount and the Company received proceeds of $223.5 million, all of which were used to finance the Acquisition. The Notes are subordinate to all amounts outstanding under the credit facility. The effective yield on the Notes is approximately 9.62%. The terms of the Notes provide for an optional prepayment of principal at a premium. The original issue discount is being amortized using the effective interest method. The Notes are guaranteed by all of the Company’s domestic subsidiaries. The Notes contain various financial and non-financial covenants similar to the credit facility.

Long-term debt and current portion of long-term debt consist of the following (in thousands):

	2003	2002
Syndicated Financing Loan Due September 30, 2007	$24,267	$48,750
Syndicated Financing Loan Due September 30, 2007	12,176	19,593
Syndicated Financing Loan Due March 30, 2009	107,273	148,125
Senior Subordinated Note (9 1/2%) Due August 28, 2009
Interest Paid semi-annually 2/15 and 8/15	225,000	225,000
Various short term borrowings at foreign subsidiaries	—	55

Total Debt	368,716	441,523
Less: discount on Senior Subordinated Note	1,173	1,333
Less: current maturities (including short term borrowings)	2,705	28,556

Net long-term debt	$364,838	$411,634

The principal payments required to be made are as follows (in thousands):

2004	2,705
2005	10,821
2006	14,373
2007	30,661
2008	58,060
2009	252,096

Total Debt	$368,716

The Company entered into interest rate swap agreements, which are considered derivatives, to reduce the impact of changes in interest rates on its floating rate credit facility. The swap agreements are contracts to exchange floating interest rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. At December 31, 2003, the Company had no outstanding swap agreements as during 2003 the Company terminated all outstanding interest rate swaps. At December 31, 2002, the Company had swap agreements in the notional amount of $50 million, swapping debt with a one month LIBOR rate for a fixed interest rate that averaged 6.6%. The fair

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001 value of these swaps were recorded as a liability in the amount of $1.2 million at December 31, 2002. These instruments are designated as cash flow hedges as of December 31, 2002 and the changes in fair value were recorded in other comprehensive income.

11. income taxes

Federal income taxes on the income of the Company are payable directly by the members pursuant to the Internal Revenue Code. Accordingly, no provision for federal or state income tax has been included in the Company’s financial statements. The difference between federal tax and book basis of the Company’s domestic assets and liabilities is a net tax deductible difference of $22.0 million at December 31, 2003 (consisting of tax deductible differences of $30.6 million and taxable temporary differences of $8.6 million). Earnings from continuing operations of the foreign operations are taxable under local country statutes.

The components of income (loss) before taxes are as follows (in thousands):

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from August 28 to December 31, 2001
Domestic	$32,638	$22,859	$(14,426)
Foreign	24,543	12,585	(941)

Total	$57,181	$35,444	$(15,367)

The following table summarizes the provision for U.S. federal, state and foreign income taxes (in thousands):

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from August 28 to December 31, 2001
Current:
U.S. federal	$—	$—	$—
State	—	—	—
Foreign	9,807	7,928	1,151

	$9,807	$7,928	$1,151

Deferred:
U.S. federal	$—	$—	$—
State	—	—	—
Foreign	(749)	(986)	(1,625)

	(749)	(986)	(1,625)

Total provision (benefit)	$9,058	$6,942	$(474)

Deferred tax (assets) liabilities of the foreign subsidiaries consist of the following at December 31 (in thousands):

	2003	2002
Deferred tax assets:
Personnel benefits	$(3,967)	$(3,772)
Reserves and liabilities	(1,386)	—
Other	(146)	(498)

Total deferred tax assets	(5,499)	(4,270)

Deferred tax liabilities:
Inventory related	1,308	1,873
Depreciation and amortization	1,840	1,700
Fair market value adjustment to intangible assets	5,294	5,748
Fair market value adjustment to property, plant and equipment	2,224	2,302
Other	(198)	(173)

Total deferred tax liabilities	10,468	11,450

Net deferred tax liability	$4,969	$7,180

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

The difference between tax expense and the tax that would result from the application of the federal statutory rate is as follows (in thousands):

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from August 28 to December 31, 2001
Income taxes computed at statutory U.S. federal income tax rate	$20,013	$12,405	$(5,520)
Partnership status for U.S. Federal income tax purposes	(11,423)	(8,001)	5,049
Foreign tax adjustments	(114)	1,343	(498)
Unrecognized foreign exchange loss	986	1,444	232
Other	(404)	(249)	263

Income taxes as recorded (benefits)	$9,058	$6,942	$(474)

12. pension and nonpension postretirement benefits

The Company has defined benefit pension plans covering certain hourly employees. Pension benefits to retired employees are based upon their length of service and a percentage of qualifying compensation during the final years of employment. The Company’s funding policy is consistent with federal funding requirements. Retirement plan obligations consist of the Retirement Plan for Bargaining Employees of Carter-Wallace and certain obligations of foreign subsidiaries.

Obligations for retirement-related plans exist in each of the Company’s foreign subsidiaries. Both Canada and the United Kingdom have defined benefit pension plans. The plans are accounted for in accordance with SFAS No. 87, “Accounting for Pensions.” The retirement-related plans that also exist in other foreign subsidiaries are not material to these consolidated statements.

Postretirement benefit obligations related to the Company’s United States bargaining unit employees and employees in Canada are included in the accompanying consolidated statements in accordance with SFAS No. 106, “Employers’ Obligations for Postretirement Benefits Other Than Pensions.” This standard requires the cost of such benefits to be recognized during the employee’s active working career.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

The following table provides information on the status of the plans at December 31 (in thousands):

	Pension Plans		Non-Pension Postretirement Benefit Plans
	2003	2002	2003	2002
Change in Benefit Obligation:
Benefit obligation at beginning of period	$74,141	$71,665	$1,735	$1,680
Adjustment to prior year benefit plan obligation	278	63	—	(58)
Service costs	1,737	1,704	47	43
Interest cost	4,798	4,555	118	108
Other Participant’s contributions	287	418	—	—
Actuarial loss	6,431	915	289	39
Benefits paid	(5,037)	(7,371)	(130)	(90)
Effect of exchange rate changes	6,718	2,192	342	13

Benefit obligation at end of period	$89,353	$74,141	$2,401	$1,735

Change in Plan Assets:
Fair value of plan assets at beginning of period	$54,762	$61,616	—	—
Actual return on plan assets (net of expenses)	4,920	(4,037)	—	—
Employer contributions	2,200	2,453	104	81
Actuarial loss	643	—	—	—
Participants’ contributions	287	418	26	9
Benefits paid	(5,037)	(7,371)	(130)	(90)
Effect of exchange rate changes	5,113	1,683	—	—

Fair value of plan assets at end of period	$62,888	$54,762	—	—

Reconciliation of the Funded Status:
Funded status	(26,465)	(19,379)	(2,401)	(1,735)
Unrecognized actuarial gain	15,281	9,516	348	26
Effect of exchange rate changes	523	114	—	—

Net amount recognized at end of period	$(10,661)	$(9,749)	$(2,053)	$(1,709)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	—	—	—	—
Accrued benefit liability	(18,986)	(14,924)	(2,053)	(1,709)
Accumulated loss in comprehensive loss	8,325	5,175	—	—

Net amount recognized at end of period	$(10,661)	$(9,749)	$(2,053)	$(1,709)

Weighted-average assumptions as of December 31:
Discount rate	5.86%	6.47%	6.00%	6.75%
Rate of compensation increase	4.48%	4.33%	—	—

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.26%	6.63%	6.31%	6.83%
Rate of compensation increase	4.31%	4.32%	—	—
Expected return on plan assets	7.63%	7.85%	—	—

The accumulated benefit obligation for benefit pension plans was $81.3 million and $68.9 million at December 31, 2003 and 2002, respectively.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Net Pension and Net Postretirement Benefit Costs consisted of the following components (in thousands):

	Pension Costs			Non-Pension Postretirement Costs
	2003	2002	2001	2003	2002	2001
Components of Net Periodic Benefit Cost:
Service cost	$1,734	$1,704	$539	$47	$43	$21
Interest cost	4,795	4,555	1,144	118	108	28
Expected return on plan assets	(4,293)	(1,823)	(497)	—	—	—
Other	—	—	(30)	—	—	(37)
Net deferrals	—	(2,840)	(775)	—	—	—
Recognized actuarial loss	266	—	53	—	—	—

Net periodic benefit cost	$2,502	$1,596	$434	$165	$151	$12

On December 31, 2003 the accumulated benefit obligation related to the pension plans exceeded the fair value of the pension plan assets (such excess is referred to as an un-funded accumulated benefit obligation). This difference is attributed to (1) an increase in the accumulated benefit obligation that resulted from the decrease in the interest rate used to discount the projected benefit obligation to its present settlement amount from 6.75% to 6.00% in two of the Company’s plans and (2) a slight decline in the market value of the domestic plan assets at December 31, 2003. As a result, in accordance with SFAS No. 87, the Company recognized an additional minimum pension liability of $3.3 million included in benefit obligations, and recorded a charge, net of tax, to accumulated other comprehensive loss of $3.2 million which decreased members’ equity. The charge to members’ equity for the excess of additional pension liability represents a net loss not yet recognized as pension expense.

The pension plan assets primarily consist of equity mutual funds, fixed income funds and a guaranteed investment contract fund. Employer cash contributions to the pension plan in 2004 is expected to be approximately $0.8 million.

The Company’s investment policy is designed to provide flexibility in the asset mix decision based on management’s assessment of economic conditions with the overall objective being maximum rates of return appropriately balanced to minimize market risks. While our asset mix has varied significantly over the last two years because of the downturn in the economy and the resulting effects on equity securities, our long-term strategic goal is to reach an asset mix comprising approximately 60% equity securities and 40% fixed income securities. The Company’s defined benefit plan weighted average asset allocation by asset category are as follows:

Asset Category	Pension Plan Assets at December 31,
	2003	2002
Equity Securities	50.8%	45.2%
Fixed Income Securities	43.2%	48.1%
Other	6.0%	6.7%

	100.0%	100.0%

The following chart shows the effect of a 1% change in healthcare cost trends (in thousands):

	2003	2002
Effect of 1% increase in health-care cost trend rates on:
Postretirement benefit obligation	$210	$164
Total of service cost and interest cost component	21	18
Effect of 1% decrease in health-care cost trend rates on:
Postretirement benefit obligation	179	139
Total of service cost and interest cost component	18	15

The Company also maintains a defined contribution profit-sharing plan for domestic salaried and certain hourly employees. Contributions to the profit-sharing plan charged to earnings were approximately $1.5 million and $1.8 million for the years ended December 31, 2003 and 2002, respectively, and $0.6 million for the period from September 29, 2001 to December 31, 2001.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

The Company also has an employee savings plan. The Company matches 50% of each employee’s contribution up to a maximum of 6% of the employee’s earnings. The Company’s matching contributions to the savings plan were approximately $0.4 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively, and $0.1 million for the period from September 29, 2001 to December 31, 2001.

13. related party transactions

Arrangements with Church & Dwight

As part of the acquisition, the Company entered into a management services agreement (“MSA”) with C&D whereby C&D has agreed to provide the Company with corporate management and administrative services primarily for the Company’s domestic operations. These services generally include, but are not limited to, sales, marketing, facilities operations, finance, accounting, MIS, legal and regulatory, human resources, R&D, Canadian sales and executive and senior management oversight of each of the above services. Each of the transactions described above was negotiated by the partners of the Company, who are unaffiliated with each other.

The term of the management services agreement is five years, with automatic one-year renewals unless the Company provides six months’ notice that it does not want to renew the agreement.

C&D charged the Company $24.4 million for primarily administrative and management oversight services for the year ended December 31, 2003. C&D charged the Company $22.5 million for primarily administrative and management services for the year ended December 31, 2002. The Company sold $1.9 of deodorant/antiperspirant inventory to C&D at its cost during the year ended December 31, 2003, compared with $7.1 million of deodorant/antiperspirant during the year ended December 31, 2002. The Company purchased $2.9 million of Arm & Hammer products to be sold in international markets during the year ended December 31, 2003, compared with $1.4 million during the year ended December 31, 2002. During the year ended December 31, 2003, the Company charged C&D $1.7 million of transition administrative services. The Company had a net payable to C&D at December 31, 2003 and December 31, 2002 of approximately $6.7 million and $4.8 million, respectively, that primarily related to administration fees and invoices paid by C&D on behalf of Armkel, offset by amounts owed for inventory.

Arrangements with Kelso

Kelso has agreed to provide the Company with financial advisory services for which the Company pays an annual fee of $1.0 million. The Company has agreed to indemnify Kelso against certain liabilities and reimburse expenses in connection with its engagement. For the year ended December 31, 2003, the Company expensed $1.0 million for financial advisory services, which was prepaid, at a discounted value, at the end of 2002. For the year ended December 31, 2002, the Company paid Kelso $1.0 million for 2002 financial advisory fees. For the period ended December 31, 2001, the Company paid Kelso $0.3 million for financial advisory services.

14. commitments and contingencies

Commitments

Rent expense amounted to $4.3 million and $3.2 million for the years ended December 31, 2003 and 2002 respectively, and $1.5 million for the period of September 29, 2001 to December 31, 2001. The Company is obligated for minimum annual rentals under non-cancelable long-term operating leases as follows (in thousands):

2004	$3,870
2005	3,629
2006	2,506
2007	2,254
2008	1,569
2009 and thereafter	1,464

Total future minimum lease commitments	$15,292

The Company also has capital lease obligations at certain of its foreign subsidiaries. The commitments on these obligations are immaterial.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

The Company accounts for step rent provisions and escalation clauses on a straight-line basis. Any capital improvement funding or other lease concessions are taken into account when computing lease payments on a straight-line basis. Other than certain lease contracts which include escalations based on inflation, none of the Company’s lease payments is computed based on an index or other rate. The Company accounts for leases with an escalation based on inflation in accordance with FTB 85-3.

Contingencies

On January 17, 2002, a petition for appraisal, Cede & Co., Inc. and GAMCO Investors, Inc. v. Medpointe Healthcare Inc., Civil Action No. 19354, was filed in the Court of Chancery of the State of Delaware demanding a determination of the fair value of shares of Medpointe. The action was brought by purported former shareholders of Carter-Wallace in connection with the merger on September 28, 2001 of MCC Acquisition Sub Corporation with and into Carter-Wallace. The merged entity subsequently changed its name to Medpointe. The petitioners seek an appraisal of the fair value of their shares in accordance with Section 262 of the Delaware General Corporation Law. The matter was heard on March 10 and 11, 2003, at which time the petitioners purportedly held approximately 2.3 million shares of Medpointe. An additional post-trial hearing was held on January 20, 2004 to address the valuation of the Company. No decision has yet been rendered by the court.

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

The Company, Medpointe and the indemnifying shareholders believe that the consideration offered in the merger was fair to the former Carter-Wallace shareholders and have vigorously defended the petitioner’s claim. However, the Company cannot predict the outcome of the proceedings.

On March 27, 2003, GAMCO Investors, Inc. filed another complaint in the New York Supreme Court seeking damages from MedPointe Healthcare Inc., the former directors of Carter-Wallace, and one of the former shareholders of Carter-Wallace. The complaint alleges breaches of fiduciary duty in connection with certain employment agreements with former Carter-Wallace executives, the sale of Carter Wallace’s consumer products business to the Company (some of the products acquired by the Company were subsequently sold by the Company to C&D) and the merger of MCC Acquisition Sub Corporation with and into Carter-Wallace. The complaint seeks monetary damages and equitable relief, including among other things, invalidation of the transactions. The defendants have moved to dismiss the complaint. The Company has not been named as a defendant in this action and believes it has no liability.

The Company’s distribution of condoms under the Trojan and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of Armkel’s condoms and similar condoms sold by Armkel’s major competitors, contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. The Company expects the FDA to issue non-binding draft guidance concerning the labeling of condoms with N-9, although the timing of such draft guidance is uncertain. The Company believes that condoms with N-9 provide an acceptable added means of contraceptive protection and is cooperating with the FDA concerning the appropriate labeling revisions, if any. However, the Company cannot predict the outcome of the FDA review. While awaiting further FDA guidance, the Company has implemented interim labeling revisions that caution against rectal use and more-than-once-a-day vaginal use of N-9-containing condoms, and has launched a public information campaign to communicate these messages to the affected communities. If the FDA or state governments promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the financial condition and operating results of the Company could suffer.

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

In March 2003, two members of the California Assembly introduced a non-binding resolution calling on FDA to ban condoms containing N-9. The proposed resolution was not brought to a vote since legally California could not ban an FDA approved medical device from marketing. Instead, the proposed resolution was announced at a public press release and retailers were asked voluntarily not to stock any condom containing N-9. The Company had previously supplied the Assemblymen and the Assembly Speaker with information explaining why a ban would be inappropriate and outlining the interim labeling revisions and public information efforts the Company has implemented. While the resolution cannot be voted upon and passed and cannot be legally binding, making it public (as was done here) could impair public perception of the product with resultant impairment of operating results of the Company.

On August 26, 2002, the Company filed suit against Pfizer in the District Court of New Jersey to redress infringement of two Company patents directed to pregnancy diagnostic devices. The suit claimed that Pfizer’s “ept” product infringed these patents. On June 23, 2003, the Company agreed to a settlement with Pfizer resulting in a gain after attorney’s fees and costs of $12.7 million. As part of the settlement the Company granted Pfizer a fully paid-up non-exclusive worldwide license to practice and use the Company’s pregnancy diagnostic devices’ patents until July 1, 2004.

The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position or results of operation.

15. reorganization reserve

As of September 28, 2001, the date of the acquisition of the Carter-Wallace Consumer Business (the “Predecessor”), the Company started to implement a plan to reorganize the operation of the acquired consumer business. The main components of the plan included rationalizing facilities for which the Company had incurred lease termination costs, environmental remediation costs and work force rationalization costs. The plan was finalized in 2002 and the Company substantially completed the plan in 2003 except for certain long-term contractual obligations related to benefits for certain former executives of Carter-Wallace, Inc. and certain environmental remediation activities.

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

The following table summarizes the activity in the Company’s reorganization accruals (in thousands):

	Reserves at December 31, 2002	Payments	Adjustments		Reserves at December 31, 2003
Severance and other charges	$6,005	$(3,210)	$(934	)(1)	$1,861
Environmental remediation costs	1,827	(312)	—		1,515
Lease termination costs	110	—	(110	)(2)	—

	$7,942	$(3,522)	$(1,044)		$3,376

(1)	Reduction to severance reserve due to re-assessment of original employee termination plan costs estimated at acquisition. The change in reserve reduced goodwill.
(2)	Reduction to lease termination costs at two warehouses due to favorable settlement of closing and cleanup costs. The change in reserve reduced goodwill.

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

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

In the second quarter of 2003, during negotiations with a potential buyer for the remaining land (other than that related to the research facilities), the buyer raised new issues regarding environmental remediation costs to be incurred by the Company prior to the sale, and the portion of the parcel that could actually be developed. The Company recorded an impairment charge of $3.1 million in its statement of income for the second quarter of 2003, after the conclusion of the allocation period, because it became apparent from status of the negotiations in the second quarter of 2003 that the carrying value of the land (approximately $14.6 million at that time) would not be fully realized. In the fourth quarter of 2003, the Company entered into a contract to sell the remaining land available for development (and demolish the remaining buildings at the buyer’s expense), subject to obtaining environmental and other regulatory approvals, which the Company expects to obtain during 2004. Currently, the value expected to be received for all land at the Cranbury, NJ location (other than that related to the research facilities), net of costs to sell, is approximately $11.5 million.

17. discontinued operations

At the end of December 2002, the Company signed a definitive agreement to sell its Italian operations. On February 20, 2003, the sale was completed with proceeds of $22.6 million. The Company recorded an after-tax gain on the sale of these operations of approximately $1.9 million. As part of this transaction, the Company recorded a $0.5 million guarantee reserve which was the estimated fair value of the contractual indemnification obligation of the Company to the buyer of the Italian operations. In June 2003, the Company signed an agreement which effectively reduced the selling price by requiring the payment of 0.1 million euros by the Company to the buyer in the third quarter of 2003 in return for a release from any indemnification obligations that might arise with respect to certain tax matters under the definitive sales agreement. Upon payment of the 0.1 million euros the guarantee reserve was reduced accordingly. Exposure under such indemnification obligation is capped at 1.5 million Euros, which is approximately $1.9 million at December 31, 2003. The financial statements of the comparable periods of a year ago in this report have been reclassified for discontinued operations.

The table below reflects the assets and liabilities of the Italian subsidiaries, which were sold in February 2003 for $22.6 million, and which are accounted for as discontinued operations, along with the results of operations for the years ended December 31, 2003 and 2002 and for the period from August 28 to December 31, 2001 (in thousands):

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from August 28 to December 31, 2001
Net Sales (1)	$9,998	$40,826	$8,473
Income (Loss) from Discontinued Operations (2)	$254	$2,712	$(755)
Assets
Current assets	$—	$33,464	$28,702
Property, plant & equipment	—	6,506	6,043
Other assets	—	2,109	2,266

Total Assets	$—	$42,079	$37,011

Liabilities
Current liabilities	$—	$18,492	$17,243
Other Liabilities	—	5,090	4,000

Total Liabilities	$—	$23,582	$21,243

(1)	Presented for informational purposes only. All results of operations are reported net in the Statements of Income.
(2)	Income (loss) from discontinued operations is reported net of taxes of $0.3 and $1.4 million in 2003 and 2002, respectively, and net of a tax benefit of $0.2 million for the period from August 28, 2001 to December 31, 2001.

18. patent infringement

On August 26, 2002, the Company filed suit against Pfizer in the District Court of New Jersey to redress infringement of two (2) of the Company’s patents directed to pregnancy diagnostic devices. The suit claimed that Pfizer’s “ept” product infringes these patents. On June 23, 2003 the Company agreed to a settlement with Pfizer resulting in a gain, after attorney’s fees and costs, of $12.7 million. As part of the settlement the Company granted Pfizer a fully paid-up non-exclusive

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001 worldwide license to practice and use the Company’s pregnancy test kit patents until July 1, 2004. The patent infringement settlement required Pfizer to pay the Company $18.0 million within 45 days. The payment was received on August 7, 2003. The Company incurred approximately $5.3 million in legal and related settlement expenses.

19. long-term incentive plan

The Company has a long-term equity appreciation rights plan (the “EAR”) for its senior management executives. Approximately 900 thousand awards are authorized under the EAR. At December 31, 2003, approximately 648 thousand awards were outstanding. Each award constitutes a right to receive in cash, or other settlement such as C&D stock, a portion of the appreciation in the value of the Company established as of Acquisition up until a sale of Kelso’s interest in the Company or a sale to a third party of substantially all of the Company’s assets. The awards are realizable only upon such a liquidation event, as defined, and further vest during the two year period after such an event.

20. segments and supplemental information

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

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Supplemental information for condensed consolidated balance sheets at December 31, 2003 and 2002, condensed consolidated statements of income and consolidated cash flows for the years ended December 31, 2003 and 2002 and for the period from August 28, 2001 (inception) to December 31, 2001 is summarized as follows (amounts in thousands):

Statements of Income

	For the Year Ended December 31, 2003
	Domestic	International	Eliminations	Total Consolidated
Net sales	$209,678	$207,006	$(5,990)	$410,694
Cost of goods sold	85,602	102,663	(5,990)	182,275

Gross profit	124,076	104,343	—	228,419
Marketing expenses	28,325	31,231	—	59,556
Selling, general and administrative expenses	51,536	40,830	—	92,366
Patent infringements	(12,717)	—	—	(12,717)

Operating income from continuing operations	56,932	32,282	—	89,214
Interest expense	(33,566)	(5,906)	5,017	(34,455)
Interest income	5,318	709	(5,017)	1,010
Other income (expense)	3,954	(2,542)	—	1,412

Income before taxes from continuing operations	32,638	24,543	—	57,181
Income taxes	—	9,058	—	9,058

Income from continuing operations	32,638	15,485	—	48,123
Income from discontinued operations	—	254	—	254
Gain on disposition of discontinued operations	—	1,862	—	1,862

Net Income	$32,638	$17,601	$—	$50,239

	For the Year Ended December 31, 2002
	Domestic	International	Eliminations	Total Consolidated
Net sales	$219,167	$174,631	$(10,016)	$383,782
Cost of goods sold	95,172	87,793	(10,016)	172,949

Gross profit	123,995	86,838	—	210,833
Marketing expenses	27,110	25,943	—	53,053
Selling, general and administrative expenses	50,152	37,482	—	87,634
Patent infringements	—	—	—	—

Operating income from continuing operations	46,733	23,413	—	70,146
Interest expense	(35,329)	(5,714)	4,444	(36,599)
Interest income	4,689	709	(4,444)	954
Other income (expense)	6,766	(5,823)	—	943

Income before taxes from continuing operations	22,859	12,585	—	35,444
Income taxes	—	6,942	—	6,942

Income from continuing operations	22,859	5,643	—	28,502
Income from discontinued operations	—	2,712	—	2,712
Gain on disposition of discontinued operations	—	—	—	—

Net Income	$22,859	$8,355	$—	$31,214

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Statements of Income

	For the Period from August 28, 2001 (Inception) To December 31, 2001
	Domestic	International	Eliminations	Total Consolidated
Net sales	$40,459	$39,755	$(2,653)	$77,561
Cost of goods sold	28,453	24,646	(2,653)	50,446

Gross profit	12,006	15,109	—	27,115
Marketing expenses	5,361	2,627	—	7,988
Selling, general and administrative expenses	10,743	12,572		23,315
Patent infringements	—	—	—	—

Loss from continuing operations	(4,098)	(90)	—	(4,188)
Interest expense	(11,181)	(1,253)	718	(11,716)
Interest income	1,393	138	(718)	813
Other income (expense)	(540)	264	—	(276)

Loss before taxes from continuing operations	(14,426)	(941)	—	(15,367)
Income tax benefit	—	(474)	—	(474)

Loss from continuing operations	(14,426)	(467)	—	(14,893)
Loss from discontinued operations	—	(755)	—	(755)

Gain on disposition of discontinued operations	—	—	—	—

Net Loss	$(14,426)	$(1,222)	$—	$(15,648)

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Consolidated Balance Sheet

	December 31, 2003
	Domestic	International	Eliminations	Total Consolidated
Cash and cash equivalents	$28,105	$41,083	$—	$69,188
Accounts receivable, less allowances	19,038	55,745	—	74,783
Inventories	21,115	32,667	—	53,782
Prepaid expenses	937	5,499	—	6,436
Net assets of discontinued operations	—	—	—	—
Net assets held for sale	11,500	—	—	11,500

Total current assets	80,695	134,994		215,689
Property, plant and equivalent, net	48,725	27,090	—	75,815
Notes receivable	67,311	—	(67,311)	—
Investment in subsidiaries	63,557	—	(63,557)	—
Tradenames and patents	218,575	38,200	—	256,775
Goodwill	172,318	32,838	—	205,156
Deferred financing costs	13,877	—	—	13,877
Other assets	4,339	3,670	—	8,009

Total Assets	$669,397	$236,792	$(130,868)	$775,321

Short-term borrowings	$—	$—	$—	$—
Accounts payable and accrued expenses	37,986	48,361	—	86,347
Intercompany accounts	10,845	(10,845)	—	—
Net liabilities of discontinued operations	—	—	—	—
Current portion of long-term debt	1,894	811	—	2,705
Taxes payable	—	7,214	—	7,214

Total current liabilities	50,725	45,541	—	96,266
Long-term debt	350,569	14,269	—	364,838
Deferred income taxes	—	9,669	—	9,669
Notes payable	—	77,621	(77,621)	—
Deferred and other long-term liabilities	13,927	11,184	—	25,111

Total liabilities	415,221	158,284	(77,621)	495,884
Net contributed capital	220,500	52,061	(52,061)	220,500
Retained earnings	41,072	24,733	—	65,805
Accumulated other comprehensive (loss) income:
Foreign translation gain	(54)	2,583	(1,186)	1,343
Fair market value of interest rate swaps	—	—	—	—
Minimum pension liability, net of tax	(7,342)	(869)	—	(8,211)

Total Accumulated Other Comprehensive (Loss) Income	(7,396)	1,714	(1,186)	(6,868)

Total Members’ Equity	254,176	78,508	(53,247)	279,437

Total Liabilities and Member’s Equity	$669,397	$236,792	$(130,868)	$775,321

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Consolidated Balance Sheet

	December 31, 2002
	Domestic	International	Eliminations	Total Consolidated
Cash and cash equivalents	$35,093	$19,687	$—	$54,780
Accounts receivable, less allowance	21,885	53,979	—	75,864
Inventories	22,948	30,479	—	53,427
Prepaid expenses	1,428	4,129	—	5,557
Net assets of discontinued operations	—	42,079	—	42,079
Net assets held for sale	14,600	—	—	14,600

Total current assets	95,954	150,353		246,307
Property, plant and equivalent, net	48,646	24,221	—	72,867
Notes receivable	58,591	—	(58,591)	—
Investment in subsidiaries	63,557	—	(63,557)	—
Tradenames and patents	223,075	38,200	—	261,275
Goodwill	173,006	32,461	—	205,467
Deferred financing costs	17,380	—	—	17,380
Other assets	2,665	2,553	—	5,218

Total Assets	$682,874	$247,788	$(122,148)	$808,514

Short-term borrowings	$—	$55	$—	$55
Accounts payable and accrued expenses	44,762	40,274	—	85,036
Intercompany accounts	(3,633)	3,633	—	—
Net liabilities of discontinued operations	—	23,582	—	23,582
Current portion of long-term debt	9,541	18,960	—	28,501
Taxes payable	—	1,606	—	1,606

Total current liabilities	50,670	88,110	—	138,780
Long-term debt	397,838	13,796	—	411,634
Deferred income taxes	—	8,500	—	8,500
Notes payable	—	69,138	(69,138)	—
Deferred and other long-term liabilities	10,705	9,215	—	19,920

Total liabilities	459,213	188,759	(69,138)	578,834
Net contributed capital	220,500	52,061	(52,061)	220,500
Retained earnings	8,434	7,132	—	15,566
Accumulated other comprehensive (loss) income
Foreign translation gain	137	476	(949)	(336)
Fair market value of interest rate swaps	(1,217)	—	—	(1,217)
Minimum pension liability, net of tax	(4,193)	(640)	—	(4,833)

Total Accumulated Other Comprehensive Loss	(5,273)	(164)	(949)	(6,386)

Total Members’ Equity	223,661	59,029	(53,010)	229,680

Total Liabilities and Member’s Equity	$682,874	$247,788	$(122,148)	$808,514

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Statements of Cash Flow

	For the Year ended December 31, 2003
	Domestic	International	Total Consolidated
CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$32,638	$17,601	$50,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,225	4,169	17,394
Unrealized (gain) loss on foreign exchange transactions	(6,096)	2,688	(3,408)
Net gain on sale of discontinued operations	—	(254)	(254)
Asset impairment charge	3,100	—	3,100
Net income from discontinued operations	—	(1,862)	(1,862)
Change in Assets and Liabilities:
Decrease in accounts receivable	2,391	5,087	7,478
Decrease in inventories	1,832	1,646	3,478
Increase in prepaid expenses and other current assets	(710)	(999)	(1,709)
Increase (Decrease) in accounts payable and other accrued expenses	(5,973)	6,585	612
Increase (Decrease) in other liabilities	857	(4,321)	(3,464)

Net Cash Provided by Operating Activities	41,264	30,340	71,604

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,720)	(4,731)	(8,451)
Proceeds from divestiture/sale of assets	—	22,573	22,573
Payment for purchase price adjustments and costs related to the acquisition of Carter-Wallace Consumer Business	(424)	—	(424)

Net Cash (Used in) Provided by Investing Activities	(4,144)	17,842	13,698

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of syndicated bank credit facility	(55,077)	(20,786)	(75,863)
Intercompany capital contribution	9,797	(9,797)	—
Proceeds from divestiture/sale of assets	1,172	(1,172)	—

Net Cash Used in Financing Activities	(44,108)	(31,755)	(75,863)

Effect of exchange rate changes on cash and cash equivalents	—	4,969	4,969

NET CHANGE IN CASH & CASH EQUIVALENTS	(6,988)	21,396	14,408
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,093	19,687	54,780

CASH & CASH EQUIVALENTS AT END OF PERIOD	$28,105	$41,083	$69,188

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Statements of Cash Flow

	For the Year ended December 31, 2002
	Domestic	International	Total Consolidated
CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$22,859	$8,355	$31,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,205	3,316	15,521
Unrealized (gain) loss on foreign exchange transactions	(5,314)	4,416	(898)
Net gain on sale of discontinued operations	—	—	—
Net income from discontinued operations	—	(2,712)	(2,712)
Change in Assets and Liabilities:
(Increase) Decrease in accounts receivable	5,507	(5,329)	178
(Increase) Decrease in inventories	13,320	(3,804)	9,516
Increase in prepaid expenses and other current assets	(780)	(1,631)	(2,411)
Increase (Decrease) in accounts payable and other accrued expenses	(35,524)	3,498	(32,026)
Increase (Decrease) in other liabilities	(297)	365	68

Net Cash Provided by Operating Activities	11,976	6,474	18,450

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(6,024)	(2,419)	(8,443)
Payment for purchase price adjustments and costs related to the acquisition of Carter-Wallace Consumer Business	(8,890)	—	(8,890)

Net Cash Used in Investing Activities	(14,914)	(2,419)	(17,333)

CASH FLOW FROM FINANCING ACTIVITIES
Net Cash Used in Financing Activities (repayment of syndicated bank credit facility )	(2,413)	(839)	(3,252)

Effect of exchange rate changes on cash and cash equivalents	—	1,298	1,298

NET CHANGE IN CASH & CASH EQUIVALENTS	(5,351)	4,514	(837)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,444	15,173	55,617

CASH & CASH EQUIVALENTS AT END OF PERIOD	$35,093	$19,687	$54,780

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

Statements of Cash Flow

	For the Period from August 28, 2001 (Inception) to December 31, 2001
	Domestic	International	Total Consolidated
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(14,426)	$(1,222)	$(15,648)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,255	760	4,015
Unrealized (gain) loss on foreign exchange transactions	967	(572)	395
Net gain on sale of discontinued operations	—	—	—
Net loss from discontinued operations	—	755	755
Change in Assets and Liabilities:
Decrease in accounts receivable	2,330	3,286	5,616
Decrease in inventories	8,877	3,476	12,353
(Increase) Decrease in prepaid expenses	(990)	2,055	1,065
Increase (Decrease) in accounts payable and other accrued expenses	9,625	(1,320)	8,305
Increase (Decrease) in other liabilities	6,830	(3,085)	3,745

Net Cash Provided by Operating Activities	16,468	4,133	20,601

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,190)	(716)	(1,906)
Acquisition of Carter-Wallace Consumer Business, including anti-perspirant and pet care products business, net of cash acquired	(593,548)	(119,745)	(713,293)
Proceeds from sale of anti-perspirant and pet care products business	128,500	—	128,500

Net Cash Used in Investing Activities	(466,238)	(120,461)	(586,699)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of senior subordinated notes	223,477	—	223,477
Proceeds from syndicated bank credit facility	186,500	33,500	220,000
Repayment of syndicated bank credit facility	(375)	—	(375)
Repayment of acquired long-term debt	—	(19,971)	(19,971)
Payment of deferred financing costs	(21,354)	(400)	(21,754)
Proceeds from Members	228,500	—	228,500
Distributions to Members	(8,000)	—	(8,000)
Intercompany acquisition financing	(118,534)	118,534	—

Net Cash Provided by Financing Activities	490,214	131,663	621,877

Effect of exchange rate changes on cash and cash equivalents	—	(162)	(162)

NET CHANGE IN CASH & CASH EQUIVALENTS	40,444	15,173	55,617
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	—

CASH & CASH EQUIVALENTS AT END OF PERIOD	$40,444	$15,173	$55,617

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003 and 2002

And for the Period from August 28, 2001 (Inception) to December 31, 2001

The following table sets forth our principal product lines and related data:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from August 28, 2001 (Inception) to December 31, 2001
Net Sales
Product
Family Planning(1)	$189,014	$184,952	$37,119
Depilatories and waxes; face and skincare	89,562	83,517	12,451
Oral care	37,766	29,727	5,865
OTC Products	51,914	46,064	12,241
Other consumer products	42,438	39,522	9,885

Total net sales	$410,694	$383,782	$77,561

(1)	Family Planning includes condom product sales and pregnancy and ovulation kits.

Geographic Information

Approximately 50% and 55% of net sales for the years ended December 31, 2003 and 2002, respectively, and 49% for the period August 28, 2001 (inception) to December 31, 2001, were to customers in the United States, and approximately 82% of long-lived assets at December 31, 2003 and 2002 were located in the U.S.

Customers

A group of five customers accounted for approximately 26% of consolidated net sales in 2003, including a single customer, Wal-Mart, who accounted for 12%. This group accounted for 27% of consolidated net sales in 2002 and 2001.

Independent Auditors’ Report

The Board of Directors

Carter-Wallace, Inc.:

We have audited the accompanying combined statements of revenues and expenses, changes in net assets and comprehensive earnings, and cash flows of Carter-Wallace, Inc. Consumer Business—Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products for the period from April 1, 2001 to September 28, 2001. These combined statements are the responsibility of the Consumer Business management. Our responsibility is to express an opinion on these combined statements based on our audit.

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

As described in and to the extent of note 1, the accompanying combined statements were prepared to present the combined statements of revenues and expenses, changes in net assets and comprehensive earnings, and cash flows of Carter-Wallace, Inc. Consumer Business—Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products for the period from April 1, 2001 to September 28, 2001, pursuant to the Asset Purchase Agreement between Carter-Wallace, Inc. and Armkel, LLC and the Product Line Purchase Agreement between Armkel, LLC and Church & Dwight Co., Inc.

In our opinion, the accompanying combined statements referred to above present fairly, in all material respects, revenues and expenses and cash flows of Carter-Wallace, Inc. Consumer Business—Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products, for the period from April 1, 2001 to September 28, 2001, pursuant to the Asset Purchase Agreement between Carter-Wallace, Inc. and Armkel, LLC and the Product Line Purchase Agreement between Armkel, LLC and Church & Dwight Co. referred to in note 1, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

New York, New York

December 11, 2001, except as to the fifth paragraph of Note 1, which is as of February 20, 2003.

CARTER-WALLACE, INC.

CONSUMER BUSINESS—

EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS

IN THE UNITED STATES AND CANADA AND PET PRODUCTS

COMBINED STATEMENT OF REVENUES AND EXPENSES

(In thousands)

Period from April 1, 2001 to September 28, 2001
Net sales	$197,709
Cost of goods sold	82,820

Gross profit	114,889

Operating expenses:
Advertising and promotion	23,245
Marketing and other selling	22,746
Research and development	3,230
General and administrative	11,821
Interest expense	428
Interest income	(175)
Other (income) expense, net	(174)

61,121

Revenues in excess of expenses before provision for taxes on income from continuing operations	53,768
Provision for taxes on income	20,677

Revenues in excess of expenses from continuing operations	33,091
Revenues in excess of expenses from discontinued operations, net of taxes of $503	347

Total revenues in excess of expenses	$33,438

See accompanying notes to combined statements.

CARTER-WALLACE, INC.

CONSUMER BUSINESS—

EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS

IN THE UNITED STATES AND CANADA AND PET PRODUCTS

COMBINED STATEMENT OF CHANGES IN NET ASSETS

AND COMPREHENSIVE EARNINGS

(In thousands)

Period from April 1, 2001 to September 28, 2001
Amount at beginning of period	$255,762
Revenues in excess of expenses	33,438
Foreign currency translation adjustments	222

Comprehensive earnings	33,660
Cash and other transfers to Carter-Wallace, Inc	(21,763)

Amount at end of period	$267,659

See accompanying notes to combined statements.

CARTER-WALLACE, INC.

CONSUMER BUSINESS—

EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS

IN THE UNITED STATES AND CANADA AND PET PRODUCTS

COMBINED STATEMENT OF CASH FLOW

(In thousands)

Period from April 1, 2001 to September 28, 2001
Cash flows from operating activities:
Total revenues in excess of expenses	$33,438
Adjustments to reconcile total revenues in excess of expenses to cash flows from operations:
Depreciation and amortization	4,142
Amortization of excess of purchase price of businesses acquired over the net assets at date of acquisition, patents, trademarks, contracts, and formulae	1,201
Revenues in excess of expenses from discontinued operations, net of tax	(346)
Other changes in assets and liabilities:
Increase in accounts receivable and other receivables	(14,862)
Decrease in inventories	5,239
Increase in prepaid expenses	(2,053)
Decrease in accounts payable and accrued expenses	(3,804)
Increase in deferred taxes	(2,553)
Other changes	1,938

Cash flows provided by operating activities	22,340

Cash flows used in investing activities:
Additions to property, plant, and equipment—net of acquisitions	(4,459)
Proceeds from sale of property, plant, and equipment	79

Cash flows used in investing activities	(4,380)

Cash flows used in financing activities:
Payments of debt	(1,961)
Cash transferred to Carter-Wallace, Inc	(19,135)
Increase in borrowings	473

Cash flows used in financing activities	(20,623)

Effect of foreign exchange rate changes on cash and cash equivalents	(50)

Decrease in cash and cash equivalents	$(2,713)

See accompanying notes to combined statements.

CARTER-WALLACE, INC.

CONSUMER BUSINESS—

EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS

IN THE UNITED STATES AND CANADA AND PET PRODUCTS

NOTES TO COMBINED STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2001 TO SEPTEMBER 28, 2001

(1) Description of Business and Basis of Presentation

On May 7, 2001, Carter-Wallace, Inc. (“the Company”) entered into definitive agreements for the sale of the Company in a two-step transaction which was consummated on September 28, 2001. In accordance with an Asset Purchase Agreement, the Company first sold the net assets and business of the Company’s Consumer Business, as defined in the Asset Purchase Agreement, to Armkel, LLC (“Armkel”) for $739 million, less certain debt outstanding. Armkel is jointly owned by two private investment funds formed by Kelso & Company L.P. and by Church & Dwight Co., Inc. Such funds were paid directly to the Company. Pursuant to an Agreement and Plan of Merger, immediately following the sale of the Consumer Business, a buying group (“the Buying Group”) purchased the Company’s outstanding common stock and Class B common stock for $20.44 per share subject to certain closing adjustments. The aggregate consideration from both parts of the transaction was $1.121 billion, less approximately $155 million of corporate taxes to be paid on the sale of the Consumer Business.

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

The accompanying combined statements pertain to the Consumer Business of the Company—Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products (as defined in the aforementioned definitive agreements) and have been prepared pursuant to the Asset Purchase Agreement and Product Line Purchase Agreement in accordance with accounting principles generally accepted in the United States of America. The statements reflect the normal business operations of the Consumer Business—Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products through September 28, 2001, the date of closing of the transaction noted above. Accordingly, no transactions which arise directly related to the sale or purchase of the Consumer Business have been reflected in the accompanying combined statements. Also excluded from these statements is certain debt financing that was incurred by the Buying Group to help finance its purchase price.

In December 2002, the Company entered into an agreement to sell its Italian subsidiary to a group, comprising local management and private equity investors. The sale closed in February 2003 for a price of $22.6 million including the repayment of $12.8 million of intercompany debt. The Company retained ownership of certain Italian pregnancy kit and oral care product lines. The remainder of the Italian subsidiary’s business includes a high percentage of distributor sales as well as hospital diagnostic and other products not related to the Company’s core business. The financial statements have been reclassified to reflect the Italian business as a discontinued operation in the accompanying statements.

All significant intercompany transactions have been eliminated. This component of the Consumer Business has no separate legal status and operated as an integral part of the Company’s Consumer Business which operated as an integral part of the Company’s overall operations. These combined statements have been prepared from the historical accounting records of the Company prior to the Armkel acquisition and do not reflect a new basis of accounting resulting from the acquisition by Armkel or other direct costs related to the acquisition.

The accompanying combined statements of revenues and expenses are not necessarily indicative of the costs and expenses that would have been incurred had the component been operated as a stand-alone entity.

Certain indirect operating expenses for selling and general and administrative costs of the Consumer Business were allocated to the Carter-Wallace, Inc. Consumer Business—Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products based on a percentage of net sales. Such allocated selling and other general and administrative costs for the period from April 1, 2001 to September 28, 2001, included in the accompanying combined statements amounted to approximately $10,400,000. Corporate income and expenses of the Company included in this component of the Consumer Business include those items specifically identifiable to this component and allocation, primarily based on usage estimates, of certain other corporate expenses, including accounting, human resources, and corporate systems. Corporate expenses allocated to this component of the Consumer Business are costs which benefit and are required for its operations. Certain general corporate expenses of the Company have not been allocated to this component of the Consumer Business because they did not provide a direct or material benefit to this business. In addition, if the Consumer Business had not been a part of the Company during the period presented, such corporate expenses would not have significantly changed as a result of not having to operate this business. In the opinion of management, these methods of allocating these costs are reasonable; however, such costs do not necessarily equal the costs that this component of the Consumer Business would have incurred on a stand-alone basis. Therefore, the financial information included herein may not necessarily reflect assets and liabilities, revenues and expenses, and cash flows of this component of the Consumer Business on a stand-alone basis in the future.

CARTER-WALLACE, INC.

CONSUMER BUSINESS—

EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS

IN THE UNITED STATES AND CANADA AND PET PRODUCTS

NOTES TO COMBINED STATEMENTS—(Continued)

FOR THE PERIOD FROM APRIL 1, 2001 TO SEPTEMBER 28, 2001

This component of the Consumer Business includes only the cash of the foreign subsidiaries, except for Canada where the amount of cash is limited to U.S. $1,000,000.

Certain expenses, such as postretirement benefit costs which are included in the combined statements of revenues and expenses for this component of the Consumer Business, relate to assets and/or liabilities which have not been included in the accompanying combined statements of net assets to be sold of this component of the Consumer Business. Such assets and/or liabilities will be retained by Carter-Wallace, Inc. in accordance with the terms of the definitive sales agreements. In accordance with such agreements, Armkel will assume the liability for 60% of the retiree medical obligations incurred with respect to certain specifically identified Consumer Business employees who terminate employment during the period from May 7, 2001 through and including the sale closing date. The Buying Group that acquired the outstanding shares of the Company has asserted that all of the specifically identified Consumer Business employees were terminated by the Company on the sale closing date and that Armkel is therefore liable for 60% of the future retiree medical costs with respect to all of those former employees. Armkel disagreed with the Buying Group’s position and did not believe it has any liability for those employees. The Buying Group estimated Armkel’s share of the liability for the specifically identified Consumer Business employees to be approximately $6,000,000 to $10,000,000 (depending upon a final actuarial valuation). To the extent Armkel would have a liability related to this matter, some portion of that would be borne by Church & Dwight Co., Inc.

(2) Summary of Significant Accounting Policies

(a) Basis of Combination

The accompanying combined statements have been prepared pursuant to the Asset Purchase Agreement and Product Line Purchase Agreement in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated. The combined statements include the accounts related to the Consumer Business—Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet products, as defined in the Asset Purchase Agreement and Product Line Purchase Agreement, all of which have been stated on a going-concern basis and do not necessarily reflect liquidity values (see note 1).

(b) Revenue Recognition Policy

Revenues from product sales are recognized upon shipment to customers as title has passed and are shown net of sales adjustments for discounts, rebates to customers, returns and other adjustments, which are provided in the same period that the related sales are recorded.

In December 1999, the SEC issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 is applicable to public companies and provides guidance on applying accounting principles generally accepted in the United States to revenue recognition issues in financial statements. Management believes the Company’s revenue recognition criteria are consistent with the guidance provided by SAB No. 101 as their revenues meet all the revenue recognition criteria in SAB No. 101.

(c) Use of Estimates

The preparation of statements in conformity with generally accepted accounting principles requires management to make estimates and use assumptions that affect certain reported amounts and disclosures. Actual amounts may differ.

(d) Inventories

Inventories are valued at the lower of cost or market on the first-in, first-out (“FIFO”) method, except for certain domestic inventories which are stated at cost on the last-in, first-out (“LIFO”) method.

(e) Property, Plant, and Equipment

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

CARTER-WALLACE, INC.

CONSUMER BUSINESS—

EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS

IN THE UNITED STATES AND CANADA AND PET PRODUCTS

NOTES TO COMBINED STATEMENTS—(Continued)

FOR THE PERIOD FROM APRIL 1, 2001 TO SEPTEMBER 28, 2001

(f) Intangible Assets

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

(g) Income Taxes

The income and expenses for the Consumer Business—Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products are included in the tax returns of the Company. The provision for taxes on income is computed as if this component of the Consumer Business was filing income tax returns on a stand-alone basis.

(h) Advertising and Marketing Costs

Advertising, promotion, and other marketing costs are charged to earnings in the period in which they are incurred.

(i) Shipping and Handling Costs

The Company does not bill shipping and handling costs to its customers. Shipping and handling costs are included within operating expense under the caption Marketing and Other Selling Expense.

(j) Accrued Expenses

Accruals related to certain employee costs such as management bonuses and vacation pay are calculated based upon the proportioned number of employees designated as part of this component of the Consumer Business.

(k) Foreign Currency Translation

The assets and liabilities of foreign subsidiaries are translated at the year-end rate of exchange, and income statement items are translated at the average rates prevailing during the year. The effects of foreign exchange gains and losses arising from these translations of assets and liabilities are included as a component of comprehensive earnings.

(l) Accounting for Derivatives

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure these instruments at fair value. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133.” This statement deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which made minor amendments of SFAS No. 133. The Company has adopted SFAS No. 133, as amended, effective April 1, 2001. The Company’s derivatives are all qualified hedges. The derivatives are comprised of interest rate swaps and foreign exchange forward contracts. The valuation of these derivatives at September 28, 2001 resulted in a net liability of approximately $60,000. The adoption of this accounting requirement did not have a material effect on the accompanying combined statements.

(m) New Accounting Pronouncements

In November 2001, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on Issue 01-9 (formerly EITF issues 00-14 and 00-25), “Accounting for Consideration Given to a Customer or Reseller of the Vendor’s Products.” This EITF addressed the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer’s purchase or promotion of the vendor’s products. The EITF requires the cost of such items as coupons, slotting allowances, cooperative advertising arrangements, buydowns, and other allowances to be accounted for as a reduction of revenues, not included. The accompanying statements as a marketing expense as the Company did previously. The accompanying statements have been reclassified to conform with this pronouncement. The impact was a reduction of net sales of approximately $26.8 million for the six months ended September 28, 2001. This consensus did not have an effect on net income.

CARTER-WALLACE, INC.

CONSUMER BUSINESS—

EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS

IN THE UNITED STATES AND CANADA AND PET PRODUCTS

NOTES TO COMBINED STATEMENTS—(Continued)

FOR THE PERIOD FROM APRIL 1, 2001 TO SEPTEMBER 28, 2001

Emerging Issues Task Force Issue No. 00-14, “Accounting for Certain Sales Incentives” (“EITF Issue No. 00-14”), outlines required accounting treatment for certain sales incentives, including manufacturer’s coupons. EITF Issue No. 00-14 requires companies to record coupon expense as a reduction of sales, rather than marketing expense. The Consumer Business currently records coupon expense as a component of marketing expense.

The Consumer Business is required to implement EITF Issue No. 00-14 for the quarter beginning January 1, 2002. It will require the Consumer Business to report coupon expense as a reduction of net sales. Coupon expense in this component of the Consumer Business approximates $3,000,000 per year based on historical amounts, spread relatively evenly throughout the year.

Issue No. 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer” (“EITF Issue No. 00-25”), outlines required accounting treatment of certain sales incentives, including slotting or placement fees, cooperative advertising arrangements, buydowns, and other allowances. The Consumer Business currently records such costs as marketing expenses. EITF Issue No. 00-25 will require the Consumer Business to report the paid consideration expense as a reduction of sales, rather than marketing expense. The Consumer Business is required to implement EITF Issue No. 00-25 for the quarter beginning January 1, 2002. The Consumer Business has not yet determined the effect of implementing the guidelines of EITF Issue No. 00-25, but, in any case, implementation will not have an effect on net earnings.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” This statement addresses the financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion (“APB”) No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 requires “Accounting for Preacquisition Contingencies of purchased Enterprises.” SFAS No 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes criteria to separately recognize intangible assets apart from goodwill. In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, “Intangible Assets.” This statement requires, among other things, that goodwill and intangible assets that have indefinite useful lives should not be amortized, but rather should be tested at least annually for impairment, using the guidance for measuring impairment set forth in the statement and is effective April 1, 2002. At September 28, 2001, unamortized goodwill amounted to approximately $52,500,000 and amortization expense related to this goodwill for the period from April 1, 2001 to September 28, 2001 amounted to approximately $1,560,000.

(3) Taxes on Income

The provision (benefit) for taxes on income was as follows:

Period from April 1, 2001 to September 28, 2001
Current:
Domestic	$18,006,000
Foreign	4,166,000

22,172,000

Deferred:
Domestic	(906,000)
Foreign	(589,000)

(1,495,000)

Total	$20,677,000

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries. It has been management’s practice and intent to reinvest such earnings in the operations of these subsidiaries.

CARTER-WALLACE, INC.

CONSUMER BUSINESS—

EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS

IN THE UNITED STATES AND CANADA AND PET PRODUCTS

NOTES TO COMBINED STATEMENTS—(Continued)

FOR THE PERIOD FROM APRIL 1, 2001 TO SEPTEMBER 28, 2001

The effective tax rate of the provision for taxes on income as compared with the U.S. Federal statutory income tax rate was as follows:

	Period from April 1, 2001 to September 28, 2001
	Tax Amount	% to Pretax Income
Computed tax expense	$18,941,000	35.0%
Foreign income taxed at a different effective rate	116,000	0.5%
State income taxes, net of federal tax benefit	1,643,000	3.0%
Amortization of intangibles	138,000	0.3%
Other	(161,000)	—

Provision for taxes on income	$20,677,000	38.8%

The results of this component of the Consumer Business are included in the income tax returns of Carter-Wallace, Inc. and subsidiaries. The provision for taxes on income is computed as if this component of the Consumer Business was filing income tax returns on a stand-alone basis.

The U.S. Internal Revenue Service completed its examination of Carter-Wallace, Inc. and subsidiaries’ tax returns through fiscal year 1995, resulting in no material impact on the Company or this component of the Consumer Business. The statute of limitations for the examination of Carter-Wallace, Inc. and subsidiaries’ U.S. Federal income tax return has expired for fiscal years 1996 and 1997.

CARTER-WALLACE, INC.

CONSUMER BUSINESS—

EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS

IN THE UNITED STATES AND CANADA AND PET PRODUCTS

NOTES TO COMBINED STATEMENTS—(Continued)

FOR THE PERIOD FROM APRIL 1, 2001 TO SEPTEMBER 28, 2001

(4) Retirement Plans and Other Postretirement Benefits

Retirement plan obligations included in the Consumer Business—Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products, consist of the Retirement Plan for Bargaining Employees of Carter-Wallace, Inc., and certain obligations of foreign subsidiaries. Obligations for the Executive Pension Benefits Plan and the Employees Retirement Plan of Carter-Wallace, Inc. have been excluded from the accompanying combined statements, as these are obligations of the Company. Pension expense for domestic salaried employees has not been included in the accompanying combined statements because such expense was immaterial in each of the periods presented.

Postretirement benefit obligations for domestic employees have been excluded from this component of the Consumer Business as these are obligations of the Company. However, expense related to postretirement benefits for domestic employees of the Consumer Business—Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products is included in the accompanying combined statements of revenues and expenses. Expense related to the postretirement benefit obligations for domestic employees of the Consumer Business—Excluding Antiperspirant/Deodorant Products in the United States and Canada and Pet Products amounted to $550,000 for the period from April 1, 2001 to September 28, 2001.

The components of the pension and postretirement benefit expense reflected in the accompanying combined statements for the period from April 1, 2001 to September 28, 2001 were as follows:

	Retirement Plans	Other Postretirement Benefits
(in thousands)	Period from April 1, 2001 to September 28, 2001	Period from April 1, 2001 to September 28, 2001
Service cost	$648	$21
Interest cost	1,841	45
Expected return on assets	(2,228)	—
Amortization of prior service cost	(71)	—
Amortization of transition cost	38	(76)
Amortization of actuarial gain	50	—

Benefit cost (income)	278	(10)
Cost for domestic Consumer Business employees charged from Carter-Wallace, Inc	—	550

Total benefit cost	$278	$540

The principal assumptions used in determining 2001 actuarial values were:

Discount rate	8%
Rate of increase in compensation levels	4	%-6%
Expected long-term rate of return on plan assets	7	%-10%

Expense for the employee savings plan under which the Consumer Business matches the contributions of participating employees up to a designated level was approximately $175,000 for the period from April 1, 2001 to September 28, 2001.

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

(5) Long-Term Incentive Plans

Obligations for deferred stock awards and stock option grants made under the 1996 Long-Term Incentive Plan for Corporate Officers of the Company have been excluded from the accompanying combined statements of net assets to be sold of this component of the Consumer Business, as these are obligations of the Company. Outstanding awards of deferred stock become fully vested and outstanding options become immediately exercisable upon the occurrence of a change in control of the Company. Expense for stock award amortization has been included in the accompanying combined statements of revenues and expenses. This stock award amortization expense amounted to $116,000 for the period from April 1, 2001 to September 28, 2001. The Consumer Business has chosen to continue to account for options granted under the plan using the intrinsic value method. Accordingly, no compensation expense has been recognized for these options. Had the fair value method of accounting, as defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” been applied to these stock options, revenue in excess

CARTER-WALLACE, INC.

CONSUMER BUSINESS—

EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS

IN THE UNITED STATES AND CANADA AND PET PRODUCTS

NOTES TO COMBINED STATEMENTS—(Continued)

FOR THE PERIOD FROM APRIL 1, 2001 TO SEPTEMBER 28, 2001

of expenses of the Consumer Business would have been reduced on a pro forma basis by approximately $350,000 in the period from April 1, 2001 to September 28, 2001. For purposes of fair market value disclosures, the fair market value of an option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2001
Risk-Free Interest Rate	6.3%
Expected Life	8 yrs.
Volatility	31.7%
Dividend Yield	1.2%

(6) Rental Expense and Lease Commitments

Rental expense for operating leases with a term greater than one year for 2001 was as follows (amounts in thousands):

Rental Expense	Real Property	Equipment And Other
Period from April 1, 2001 to September 28, 2001	$957	$3,697

Minimum rental commitments under noncancelable leases in effect at March 31, 2001 were as follows (amounts in thousands):

Minimum Rental Commitments	Real Property	Equipment And Other	Capital Lease Obligations
2002	$1,496	$630	$275
2003	1,431	412	216
2004	564	233	203
2005	341	69	190
2006	94	15	127
2007 and thereafter	7	—	—

			1,011
Less interest and executory cost			(163)

Present value of minimum lease payments (of which $213 is included in accrued expenses)			$848

(7) Litigation

The Consumer Business is engaged in litigation with Tambrands Inc. (“Tambrands”) in the Supreme Court of the State and County of New York (“Supreme Court”), arising out of a patent infringement and misappropriation suit previously filed against both companies in the United States District Court, Southern District of New York, by New Horizons Diagnostics Corporation (“NHDC”), et al. The NHDC suit, which was settled and discontinued in July 1996, asserted claims with respect to certain “gold sol” technology (used in First Response and Answer home pregnancy and ovulation predictor test kits) that the Consumer Business had acquired from Tambrands pursuant to a written purchase agreement in March 1990. The Consumer Business paid an immaterial amount toward that settlement. In the pending Supreme Court action, Tambrands seeks reimbursement from the Consumer Business of an unspecified portion of the amount paid by Tambrands in settlement of the NHDC suit, and for defense costs. Cross-motions for summary judgment have been filed. The Consumer Business believes it has good defenses, under the terms of the purchase agreement, to Tambrands’ claim.

The Consumer Business is subject to other legal actions arising out of its operations. The Consumer Business believes, based on the opinion of counsel, that it has good defenses to such actions and should prevail.

(8) Employment Agreements and Termination and Change in Control Arrangements

The Company has entered into agreements with four executives of the Consumer Business as well as seven foreign subsidiary general managers, whose services are being made available to the Consumer Business. These obligations will be assumed by Armkel as part of the acquisition of the Consumer Business. These agreements generally provide for payments equal to salary and bonus multiples, and in the case of the four executives, certain pension enhancements if the executives’ employment is terminated as specified in the agreements after a change in control of the Company.

CARTER-WALLACE, INC.

CONSUMER BUSINESS—

EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS

IN THE UNITED STATES AND CANADA AND PET PRODUCTS

NOTES TO COMBINED STATEMENTS—(Continued)

FOR THE PERIOD FROM APRIL 1, 2001 TO SEPTEMBER 28, 2001

As a result of the acquisition by Armkel, which represents a change in control, as defined in the agreements, all of the obligations under the agreements have been assumed by Armkel and totaled approximately $15,000,000. These obligations are not reflected in the accompanying statements.

(9) Certain Operational and Revenue Information

Net sales of the continuing operations of this component of the Consumer Business foreign subsidiaries and branches operating outside of the United States and the Consumer Business’ equity in net assets and revenues in excess of expenses of such operations of this component were (note 14 has additional information on international operations):

(in millions)	Period from April 1, 2001 to September 28, 2001
Net sales	$81.8
Total Revenues in excess of expenses	8.9

The following table sets forth our continuing operations’ principal product lines and related data.

Domestic Division

Net Sales (in millions)
Period from April 1, 2001 to September 28, 2001
Product
Condoms	$66.1
Depilatories and waxes	22.8
Home pregnancy and ovulation test kits	23.0
Other consumer products	4.0

Total domestic net sales	$115.9

CARTER-WALLACE, INC.

CONSUMER BUSINESS—

EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS

IN THE UNITED STATES AND CANADA AND PET PRODUCTS

NOTES TO COMBINED STATEMENTS—(Continued)

FOR THE PERIOD FROM APRIL 1, 2001 TO SEPTEMBER 28, 2001

International Division

Net Sales (in millions)
Period from April 1, 2001 to September 28, 2001
Product
Condoms; home pregnancy and ovulation test kits	$9.7
Depilatories and waxes; face and skin care	23.7
Oral care	10.9
OTC products*	19.2
Other consumer products*	18.3

Total international net sales	$81.8

*	Includes net sales of approximately $16 million for the period from April 1, 2001 to September 28, 2001 relating to products distributed by the Carter-Wallace consumer business for third parties.

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

Supplemental information for combined condensed revenues in excess of expenses and cash flows data for the period from April 1, 2001 to September 28, 2001 is summarized as follows (amounts in thousands):

	Period from April 1, 2001 To September 28, 2001
	Domestic	International(1)	Total Combined
Net sales	$115,875	$81,834	$197,709
Cost of goods sold	43,099	39,721	82,820

Gross profit	72,776	42,113	114,889
Operating Expenses	31,234	29,887	61,121

Revenues in excess of expenses before provision for taxes on income from continuing expenses	41,542	12,226	53,768
Provision for taxes on income	17,100	3,577	20,677

Revenues in excess of expenses from continuing operations	24,442	8,649	33,091
Revenues in excess of expenses from discontinued operation (net of $503 tax)	—	347	347

Total revenues in excess of expenses	$24,442	$8,996	$33,438

(1)	International includes primarily the Company’s operations in France, the United Kingdom and Canada, together with certain smaller locations throughout the world. No particular country has a material component of the international operations.

CARTER-WALLACE, INC.

CONSUMER BUSINESS—

EXCLUDING ANTIPERSPIRANT/DEODORANT PRODUCTS

IN THE UNITED STATES AND CANADA AND PET PRODUCTS

NOTES TO COMBINED STATEMENTS—(Continued)

FOR THE PERIOD FROM APRIL 1, 2001 TO SEPTEMBER 28, 2001

	Period from April 1, 2001 to September 28, 2001
	Domestic	International	Total Combined
Cash Flows from Operating Activities:
Revenues in excess of expenses	$24,442	$8,996	$33,438
Adjustments to reconcile total revenues in excess of expenses to cash flows from operations:
Depreciation and amortization	2,943	1,199	4,142
Amortization	409	792	1,201
Revenues in excess of expenses from discontinued operations, net of taxes	—	(346)	(346)

Other Changes in Assets and Liabilities:
Increase in accounts receivable	(10,239)	(4,623)	(14,862)
Increase in inventories	3,571	1,668	5,239
Increase (decrease) in prepaid expenses	347	(2,400)	(2,053)
(Decrease) increase in accounts payable and accrued expenses	(4,002)	198	(3,804)
(Increase) decrease in deferred taxes	(2,272)	(281)	(2,553)
Other changes	3,041	(1,103)	1,938

Changes in assets and liabilities	(9,554)	(6,541)	(16,095)

Cash flows provided by operations	18,240	4,100	22,340

Cash Flows from Investing Activities:
Additions to property, plant and equipment—net of acquisitions	(2,402)	(2,057)	(4,459)
Proceeds from sale of property, plant and equipment	54	25	79

Cash flows used in investing activities	(2,348)	(2,032)	(4,380)

Cash Flows from Financing Activities:
Payments of debt	$—	$(1,961)	$(1,961)
Cash transferred to CWI	(15,991)	(3,144)	(19,135)
Increase in borrowings	—	473	473

Cash flows provided by (used in) financing activities	(15,991)	(4,632)	(20,623)

Foreign exchange effect on cash & cash equivalents	—	(50)	(50)

Decrease in cash and cash equivalents	$(99)	$(2,614)	$(2,713)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the Company’s directors, executive officers and key employees as of March 15, 2004. The Company’s directors do not receive any compensation except for those directors that also serve as executive officers.

Name	Age	Position
Robert A. Davies, III (1)	68	Chairman and Chief Executive Officer, Director
Bradley A. Casper (1)	44	President, Domestic Operations; Director
Adrian Huns	55	President, International Operations
Maureen K. Usifer	43	Chief Financial Officer
Philip E. Berney (2)	40	Director
Zvi Eiref (1)(3)	65	Vice President, Treasurer; Director
Michael B. Goldberg (2)	56	Director
Michael B. Lazar (2)(3)	34	Director
T. Rosie Albright	56	Advisor to the Board of Directors

(1)	Designated by C&D
(2)	Designated by Kelso
(3)	Member of the Audit Committee

Robert A. Davies, III has been chairman and chief executive officer of the Company since the closing of the Acquisition. Mr. Davies has served as chairman of the board and chief executive officer of C&D since February 2001. He served as president of C&D from February 1995 until he was elected chairman. From January 1995 to September 1995, Mr. Davies was president of the Arm & Hammer Division at C&D. Before joining C&D in 1995, he served as president and chief executive officer and a member of the board of directors of California Home Brands, Inc. Mr. Davies is also director of Footstar, Inc.

Bradley A. Casper became president, domestic operations of the Company on March 18, 2002. Mr. Casper also serves as president, personal care division of C&D. From 1985 until March 2002, Mr. Casper held various positions with Procter & Gamble where he most recently served as vice president, global fabric care. He served in the global fabric care role for three years prior to which he was general manager, Hong Kong and China hair care. Mr. Casper began his career with General Electric. In November 2002, Mr. Casper became a Board member of the Cosmetic, Toiletry and Fragrance Association, a non-profit organization that supports the personal care industry.

Adrian Huns has been the Company’s president, international operations since the closing of the Acquisition. Mr. Huns has served as president, international division for the Carter-Wallace consumer business since May 1996. Prior to this time he was managing director of the Carter-Wallace consumer business’ subsidiary operation in the United Kingdom for 6 years. Mr. Huns worked in Belgium for the Medgenix Group between 1988 and 1989 and served as director of marketing for the international branded health care operations of the Boots Company in England between 1978 and 1988.

Maureen K. Usifer has been the Company’s chief financial officer since the closing of the Acquisition. Ms. Usifer was with C&D from 1988 until she joined the Company. From May 2000 through October 2001, Ms. Usifer was Division Controller of C&D’s Armus joint venture, which encompassed $500 million in laundry sales. From 1996 through 2000, Ms. Usifer was a Senior Finance Manager of C&D, responsible for all of the Arm & Hammer’s personal care businesses.

Philip E. Berney has been a managing director of Kelso since January 1999 and has served as one of the Company’s directors since the closing of the Acquisition. Prior to January 1999, Mr. Berney was a senior managing director and head of high yield finance at Bear Stearns & Co. Mr. Berney is a director of CDT Holdings plc, Key Components, Inc. and Nortek, Inc.

Zvi Eiref has served as one of the Company’s directors since the closing of the Acquisition. Mr. Eiref has been vice president and chief financial officer of C&D since November 1995. Mr. Eiref also served as chief financial officer of C&D from 1979 to 1988. From 1988 to 1995, Mr. Eiref was employed by Chanel, Inc. as senior vice president, finance.

Michael B. Goldberg has served as one of the Company’s directors since the closing of the Acquisition. Mr. Goldberg has been a managing director of Kelso since October 1991. Mr. Goldberg served as a managing director and jointly managed the merger and acquisitions department at The First Boston Corporation from 1989 to May 1991. Mr. Goldberg was a partner at the law firm of Skadden, Arps, Slate, Meagher & Flom from 1980 to 1989. Mr. Goldberg is a director of Consolidated Vision Group, Inc., Endo Pharmaceuticals, Inc., Hi Lite International Inc. and HCI Direct, Inc. Mr. Goldberg is also a director of the Phoenix House Foundation and the Wilson Council of the Woodrow Wilson International Center for Scholars.

Michael B. Lazar has served as one of the Company’s directors since the closing of the Acquisition. Mr. Lazar has been a vice president of Kelso since January 1999 after having joined Kelso in October 1993. Prior to October 1993, Mr. Lazar served as an associate in the Acquisition Finance Group at Chemical Securities, Inc. Mr. Lazar is also a director of Waste Services, Inc. and Endurance Business Media, Inc.

T. Rosie Albright, formerly the president of the domestic consumer division of the Carter-Wallace consumer business, became an advisor to the Company’s board of directors upon closing of the Acquisition. Ms. Albright served as corporate vice president, consumer products of Carter-Wallace and president, Carter Products Division of Carter-Wallace from December 1995 until the closing date of the Acquisition. Prior to 1995, Ms. Albright was general manager and executive vice president, beauty care with Revlon, Inc.

THE BOARD OF DIRECTORS. Under the Company’s joint venture agreement, three of the Company’s directors are designated by C&D and three are designated by Kelso. Nominations to the Board are made by each of C&D and Kelso consistent with the joint venture agreement. None of the members of the Board are independent as defined under the New York Stock Exchange listing standards or rules and regulations of the Securities and Exchange Commission. During 2003 there were four meetings of the Board of Directors. The Company has an Audit Committee but does not have a Compensation Committee or Nominating Committee. The Audit Committee is comprised of Mr. Eiref and Mr. Lazar. Its functions include engaging, retaining and dismissing the independent auditors as well as approving the range of audit and non-audit services and fees. The Audit Committee does not have a pre-approval process regarding the approval of audit and non-audit services provided by the independent auditors. The Board has determined that each member of the Committee is financially literate and at least one member has accounting or related financial management expertise as defined by the NYSE listing standards. Additionally, the Board has determined that Mr. Eiref is qualified as an audit committee financial expert within the meaning of SEC rules and regulations.

CODE OF CONDUCT. The Company has adopted a Code of Conduct policy that applies to all employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer and directors, as it relates to their role as directors. The policy is available upon written request to Armkel, LLC at 469 North Harrison Street, Princeton, NJ, 08543, Attn: Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth information concerning annual compensation earned, paid or accrued by the Company during the years ended December 31, 2003 and 2002 and the period following the inception of the Company, from September 28, 2001 to December 31, 2001, to, or for, the Chief Executive Officer, and each of the next four highest paid executive officers of the Company who served as executive officers during the year ended December 31, 2003 and whose total salary and bonus for the period exceeded $100,000.

SUMMARY COMPENSATION TABLE

	Year	Annual Compensation						Long Term Compensation
NAME AND PRINCIPAL POSITION								Awards	LTIP Payouts	All Other Compensation (5)(6)(7)
		Salary ($)		Bonus ($)		Other Annual Compensation ($)		Rights (Units)
Robert A. Davies, III Chief Executive Officer	2003 2002 2001	621,000 600,000 126,083	(1) (1)	525,000 660,000 150,375	(1) (1)	— — —		— — —	— — —	129,000 123,392 20,163

Bradley A. Casper President	2003 2002	330,000 252,308	(2) (2)	143,400 216,000	(2) (2)(3)	— 23,623	(4)	— 93,489	— —	38,127 17,766

Zvi Eiref, Vice President, Treasurer	2003 2002 2001	333,300 332,000 65,000	(1) (1)	183,000 194,800 68,750	(1) (1)	— — —		— — —	— — —	59,302 63,633 10,624

Adrian Huns, President, International Operations	2003 2002 2001	285,000 322,583 97,890		842,600 835,000 73,400		— — —		— — —	— — —	39,389 25,044 11,887

Maureen Usifer, Chief Financial Officer	2003 2002 2001	125,000 118,750 96,700		26,400 48,300 38,700		— — —		— 34,300 —	— — —	15,108 11,458 5,510

(1)	Mr. Davies and Mr. Eiref render services to the Company and C&D. Mr. Davies and Mr. Eiref only receive compensation (which is reflected in the compensation table above) from C&D. We estimate that approximately 25% of the compensation paid by C&D represents compensation for services rendered to the Company.

(2)	Mr. Casper renders services to the Company and C&D. Mr. Casper only receives compensation (which percentage is reflected in the compensation table above) from C&D. We estimate that approximately 48% of the compensation paid by C&D to Mr. Casper represents compensation for services rendered to the Company. Approximately 52% of the compensation paid by C&D to Mr. Casper was for services rendered to C&D.

(3)	Includes $40,000 sign-on bonus paid to Mr. Casper in connection with his commencement of employment.

(4)	Includes $23,623 for reimbursement of relocation expenses.

(5)	Includes C&D contributions, vested and unvested, under C&D’s Profit Sharing Plan. Total contributions on behalf of named individuals were as follows for 2003, 2002 and 2001, respectively: R.A. Davies, III $87,923, $87,154, $14,490; B. Casper $35,478, $17,469, $0; Z. Eiref $39,494, $45,385, $7,678; A. Huns $36,594, $24,041, $11,562; M. Usifer $14,858, $14,927, $1,304.

(6)	Includes compensation deferred pursuant to a deferred compensation agreement with C&D, providing certain plan contributions above Internal Revenue Code limits. Such amounts are not deferred at the request of the individual or C&D. Total compensation deferred on behalf of named individuals was as follows for 2003, 2002 and 2001 respectively: R.A. Davies, III $13,973, $13,750, $2,475; B. Casper $1,950, $0, $0; Z. Eiref $4,916, $5,468, $675; A. Huns $0, $0, $0; M. Usifer $0, $0, $0.

(7)	Includes premiums paid for life insurance plans. Total premiums paid on behalf of named individuals were as follows for 2003, 2002 and 2001 respectively: R.A. Davies, III $27,104, $22,488, $3,198; B. Casper $699, $357, $0; Z. Eiref $14,892, $22,488, $2,271; A. Huns $2,795, $1,003, $325; M. Usifer $250, $335, $73.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth information with respect to grants of equity appreciation rights for the Executive Officers named in the Summary Compensation Table during 2003 pursuant to the Company’s Equity Appreciation Plan(1). Also shown are hypothetical gains for each equity appreciation right based on assumed rates of annual compound Membership Interest appreciation of five percent and ten percent from the date the rights were granted.

EQUITY APPRECIATION RIGHTS GRANTS FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2003

Name	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Appreciation For Term of Right (7 Years)(2)
	Number of Rights Granted	% of Total Rights Granted To Employees in Fiscal Year	Base Price ($/Right)	Expiration Date
					5%	10%
Robert A. Davies, III	—	—	—	—	—	—
Bradley A. Casper	93,489	12.12%	15.82	9/29/08	602,100	980,700
Zvi Eiref	—	—	—	—	—	—
Adrian Huns	—	—	—	—	—	—
Maureen Usifer	34,300	4.45%	15.82	9/29/08	220,903	359,807

1.	The Company grants Equity Appreciation Awards to senior management executives under the Company’s Equity Appreciation Plan (the “Plan”).The Equity Appreciation Award relates to membership interests (each, an “Interest”) in the Company and operates in a manner similar to a stock appreciation right. Upon the occurrence of a “Liquidation Event,” a holder is entitled to receive, for each vested Interest underlying the Equity Appreciation Award, an amount equal to the value of an Interest, as determined by the administering board committee (the “Committee”) on the date of the Liquidating Event, minus $15.82, the deemed value on the date of the award. Payment may be made in such form as selected by the Committee, including cash and, subject to C&D’s approval, discounted stock options or restricted stock awards with respect to C&D’s Common Stock or other C&D securities. If a Liquidation Event does not occur by September 29, 2008, then the Plan and all Equity Appreciation Awards then outstanding will automatically terminate and become void regardless of whether such awards have vested in whole or in part.

2.	The value of each equity appreciation right may not exceed $26.31 per right.

AGGREGATED SAR EXERCISES FOR THE FISCAL YEAR ENDED AT DECEMBER 31, 2003 AND SAR VALUE AT DECEMBER 31, 2003

Name	Interests Acquired On Exercise	Value Realized ($)	Number of Securities Unexercised SARS at Fiscal Year End		Underlying Value of Unexercised In-the-Money SARS (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert A. Davies, III	—	—	—	—	—	—
Bradley A. Casper	—	—	—	93,489	—	214,090
Zvi Eiref	—	—	—	—	—	—
Adrian Huns	—	—	—	—	—	—
Maureen Usifer	—	—	—	34,300	—	78,547

(1)	Based on the estimated value of the Interests as of December 31, 2003 assuming the Liquidation Event occurred on such date.

Employment Agreements, Termination Provisions and Change in Control Arrangements

C&D entered into an Employment Agreement with Mr. Bradley A. Casper on March 18, 2002 regarding Mr. Casper’s employment with C&D as President of the Domestic Personal Care Division and as President of the Company’s Domestic Division. The Company does not have an employment agreement with Mr. Casper although 48% of Mr. Casper’s annual compensation paid by C&D relates to services rendered to the Company. The agreement provides for a base salary of $320,000 annually; a “sign-on” bonus of $40,000; a “sign-on” grant of stock options to purchase 20,000 shares of C&D Common Stock; an annual incentive compensation bonus target of 55% of annual base salary, such bonus amount not to exceed 110% of annual base salary; and certain other benefits generally made available to executives. Under Mr. Casper’s Employment Agreement, in the event that he is terminated without “cause” or if he terminates his employment for “good reason” (as such terms are defined in the agreement), during the 18 month period following such termination, he will receive an amount equal to 1.5 times his annual base salary and payment of his target annual incentive compensation bonus; continued coverage under the Company health and life insurance employee benefit plans for 12 months or until such earlier time that Mr. Casper receives comparable benefits from a subsequent employer; vesting of benefits (including Company contributions) in profit sharing and savings plans; and, if such termination occurs within the first three years of Mr. Casper’s employment, immediate vesting of all option grants. In addition, if such termination occurs prior to the sale of Kelso’s and C&D’s interest in the Company, Mr. Casper will retain the vested portion of his Equity Appreciation Award in the Company. In connection with the agreement, Mr. Casper agreed to certain confidentiality and non-competition provisions.

The Company entered into an Employment Agreement with Mr. Adrian Huns effective on June 1, 2002 regarding Mr. Huns’ employment with the Company as President, International Operations. The agreement provides for a base salary of $275,000 annually; a “sign-on” bonus of $600,000; an annual incentive compensation bonus target of 55% of annual base salary, such bonus amount not to exceed 110% of annual base salary; and certain other benefits generally made available to executives. In addition Mr. Huns was paid a retention bonus in the amount of $600,000 on October 1, 2003. In addition during the term of the agreement in the event C&D purchases Kelso’ interest in the Company then Mr. Huns shall be entitled to a Change of Control Bonus. The Change of Control Bonus shall be equal to $930,000 plus an equity appreciation award, measured by the return on investment in the Company, not to exceed $270,000. The Change of Control Bonus, if applicable, shall be paid in three equal installments commencing on the closing of the purchase of Kelso’s interest in the Company and the next two anniversaries of such date. Under Mr. Huns’ Employment Agreement, in the event that he is terminated without “cause” or if he terminates his employment for “good reason” (as such terms are defined in the agreement), he will receive the retention bonus, if not paid, and the Change of Control Bonus without the equity appreciation award. In addition if such termination occurs after October 1, 2003 Mr. Huns shall also receive, in addition to the above, an amount equal to 1 times his annual base salary and payment of his target annual incentive compensation bonus for such year.

As part of the Employment Agreement Mr. Huns agrees to waive his rights under his change in control agreement with Carter-Wallace. The change in control agreement, assumed by the Company, provided that if Mr. Huns’ employment is terminated by the Company for any reason other than for cause or is terminated by Mr. Huns as a result of a diminution in position, authority, duties or responsibilities or in certain other circumstances, the Company is obligated to pay Mr. Huns a lump sum payment equal to two times the annual salary and bonus and an increased benefit under Executive Pension Benefits Plan based on final salary and bonus and credit for three additional years of service and treating such benefit as fully vested. In addition, the Company was required to continue the benefits for a two-year period following termination of employment or such longer period as an applicable plan or program provides. As a result of the Acquisition, a change in control has already occurred under the change in control agreement and Mr. Huns will be entitled to approximately $2.5 million (which amount excludes an additional payment equal to any applicable excise tax under the Internal Revenue Code and income taxes associated with such additional payment), if Mr. Huns’ employment is terminated by the Company for any reason other than for cause or is terminated by Mr. Huns as a result of a diminution in position, authority, duties or responsibilities or in certain other circumstances.

DISCLOSURE OF EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2003

The following table provides information on all existing Equity Compensation Plans as of December 31, 2003.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Rights	Weighted-Average Exercise Price of Outstanding Rights	Number of Securities Remaining Available for Future Issuance Under Compensation Plans (excludes securities reflected in column (a))
Equity Compensation Plan Approved by Stockholders:
Armkel, LLC Equity Appreciation Plan(1)	648,241	$15.82	80,736

(1)	The Company grants Equity Appreciation Awards to senior management executives under the Company’s Equity Appreciation Plan (the “Plan”). The Equity Appreciation Award relates to membership interests (each, an “Interest”) in the Company and operates in a manner similar to a stock appreciation right. Upon the occurrence of a “Liquidation Event,” a holder is entitled to receive, for each vested Interest underlying the Equity Appreciation Award, an amount equal to the value of an Interest, as determined by the administering board committee (the “Committee”) on the date of the Liquidating Event, minus the deemed value on the date of the award, initially $15.82. Payment may be made in such form as selected by the Committee, including cash and, subject to C&D’s approval, discounted stock options or restricted stock awards with respect to C&D’s Common Stock or other C&D securities. If a Liquidation Event does not occur by September 29, 2008, then the Plan and all Equity Appreciation Awards then outstanding will automatically terminate and become void regardless of whether such awards have vested in whole or in part. Each of the following constitutes a Liquidation Event under the Plan:(i) the sale, disposition or transfer (a “Sale”) of the Company membership interests, after which Kelso no longer holds any membership interests or (ii) a Sale to an unaffiliated third party of all or substantially all of the Company’s assets. The total number of Company membership interests that may be subject to Equity Appreciation Awards under the Plan is 900,000. As of December 31, 2003, the Company had granted Equity Compensation Awards for an aggregate 819,264 membership units in the Company. As of December 31, 2003 648,241 membership units remain outstanding. To date, the C&D has not approved the issuance of any C&D debt or equity to a holder of an Equity Appreciation Award. If the Board of Directors of the Company (or a committee thereof that administers the Plan) elects to settle an Equity Appreciation Award through the grant of options to purchase C&D Common Stock, and C&D approves such election, the award holder may receive a non-qualified stock option to purchase shares of C&D Common Stock under the C&D’s Amended and Restated 1998 Stock Option Plan to purchase that number of shares of C&D Common Stock determined by dividing (x) the dollar amount of the Appreciation subject to settlement by (y) 75% of the fair market value of a share of C&D Common Stock on the date of the option grant. The per share exercise price of any such option shall equal 25% of the fair market value of a share of C&D Common Stock as of the date of the option grant. Any such options will have ten-year terms and will otherwise be subject to the C&D’s Amended and Restated 1998 Stock Option Plan. If the Company board committee thereof that administers the Plan elects to settle an Equity Appreciation Award through the grant of restricted C&D Common Stock, and the C&D approves such election, the award holder may receive restricted C&D Common Stock having an aggregate fair market value (determined on the date of grant) equal to the Appreciation of the Equity Appreciation Award subject to settlement. Any options or restricted stock awards to acquire C&D Common Stock shall vest and become exercisable on a cumulative basis, as follows: one-third on the tenth day after the Liquidation Event, and an additional one-third on each of the first and second anniversaries of the Liquidation Event, provided that the holder is employed by the C&D on each such anniversary.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 15, 2004, certain information concerning the beneficial ownership of (a) each director, (b) each nominee for director, (c) each executive officer, (d) each holder of more than 5% of the Company’s membership interests, and (e) all directors and executive officers as a group (based on 10,000 membership interests outstanding on such date). Each of the persons named below has sole voting power and sole investment power with respect to the membership interests set forth opposite his or her name, except as otherwise stated.

Name of Beneficial Owner	Number of Membership Interests		Percent of Membership Interests
Kelso Investment Associates VI, L.P. and KEP VI, LLC(1)(2)	5,000		50.0%
Frank T. Nickell(1)(3)	5,000	(3)	50.0	%(3)
Thomas R. Wall, IV(1)(3)	5,000	(3)	50.0	%(3)
George E. Matelich(1)(3)	5,000	(3)	50.0	%(3)
Michael B. Goldberg(1)(3)(4)	5,000	(3)	50.0	%(3)
David I. Wahrhaftig(1)(3)	5,000	(3)	50.0	%(3)
Frank K. Bynum, Jr.(1)(3)	5,000	(3)	50.0	%(3)
Philip E. Berney(1)(3)(4)	5,000	(3)	50.0	%(3)
Michael B. Lazar(1)(4)(5)	0		0.0%
Church & Dwight Co., Inc.(6)	5,000		50.0%
Robert A. Davies, III(4)(7)	0		0
Bradley A. Casper(4)(7)	0		0
Zvi Eiref(4)(7)	0		0
Adrian Huns(7)	0		0
Maureen K. Usifer(7)	0		0
T. Rosie Albright	0		0
All directors and executive officers of Armkel as a group (9 persons)(8)	5,000	(3)	50	%(3)

(1)	The business address for these persons is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York 10022.
(2)	Represents the combined ownership of Kelso Investment Associates VI, L.P. and KEP VI, LLC. Kelso Investment Associates VI, L.P. and KEP VI, LLC could be deemed to beneficially own each of the other’s membership interests, but disclaim such beneficial ownership.
(3)	Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney may be deemed to share beneficial ownership of membership interests owned of record by Kelso Investment Associates VI, L.P. and KEP VI, LLC, by virtue of their status as managing members of KEP VI, LLC and the general partner of Kelso Investment Associates VI, L.P. Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney share investment and voting power with respect to the membership interests owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC but disclaim beneficial ownership of such membership interests.
(4)	Members of the Company’s board of directors.
(5)	Mr. Lazar is not reporting any beneficial ownership, but could be deemed to share beneficial ownership of membership interests owned of record by Kelso Investment Associates VI, L.P. and KEP VI, LLC, by virtue of his status as a non-managing member of KEP VI, LLC and the general partner of Kelso Investment Associates VI, L.P. Mr. Lazar may be deemed to share investment and voting power with Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney with respect to the membership interests owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC but disclaims beneficial ownership of such membership interests.
(6)	The business address for Church & Dwight Co., Inc. is 469 North Harrison Street, Princeton, New Jersey 08543.
(7)	The business address for these persons is c/o Church & Dwight Co., Inc., 469 North Harrison Street, Princeton, New Jersey 08543.
(8)	Includes membership interests the beneficial ownership of which Messrs. Berney and Goldberg may be deemed to share, as described in notes 3 and 5 above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Arrangements with Church & Dwight

In connection with the consummation of the Acquisition, the Company entered into a series of agreements with C&D. C&D beneficially owns 50% of the Company’s membership interests. C&D has the right to and has appointed three of the Company’s six directors. The agreements are described below:

Management Services Agreement. Under a management services agreement (the “MSA”) C&D provides the Company with corporate management and administrative services primarily for its domestic operations. These services generally include, but are not limited to, sales, marketing, facilities operations, finance, accounting, MIS, legal and regulatory, human resources, R&D, Canadian sales and executive and senior management oversight of each of the above services, each as more fully described below. The Company employs its own finance managers and brand managers at C&D’s Princeton, New Jersey corporate headquarters and manufacturing personnel located at the Colonial Heights facility. In addition, the Company employs its own R&D employees at the Cranbury, New Jersey facility.

C&D has agreed that C&D personnel will provide substantially the same level of service and use substantially the same degree of care as consistent with the highest level of services, determined on an aggregate basis, provided by C&D to its own products, divisions or subsidiaries. In addition, C&D has agreed that it will not favor its own products, divisions or subsidiaries over those services provided to the Company under the management services agreement (as viewed on an aggregate basis), that it will make available all resources and personnel reasonably necessary to perform the services in a manner consistent with the standards described above and that all employees it designates to provide the services to the Company will have the appropriate skill sets to perform such services and that these employees will not, without the Company’s prior approval, have material conflicts of interest or responsibilities that materially conflict with the services to be provided under the management services agreement.

Under the management services agreement, C&D provides the Company with domestic selling services comparable to those provided at the Carter-Wallace consumer business historically, including direct selling activities to retail customers, supervision of broker organizations and operations for non-direct sales and related administrative functions such as pricing announcements, promotional bulletins, brand pricing and promotion execution. C&D’s Canadian subsidiary and the Company’s Canadian subsidiary provide certain services and employees to each other for the purposes of efficiently allocating management, administrative, operations and sales functions. During the year 2002, C&D provided general sales support for the Company’s Canadian operations, similar to those C&D provides for the Company’s domestic operations. The marketing services that C&D provides to the Company include creative services, packaging and graphic development, marketing research and related consumer testing services, website maintenance, consumer relations and specialized consumer promotion programs. C&D may, from time to time, contract with an outside advertising agency for certain creative services, including execution and production of television, radio and print commercials. The Company employs its own brand managers who coordinate marketing activities with the designated C&D employees.

C&D provides the Company with domestic facilities and operational services that include customer service functions, production planning, transportation analysis, inventory control, engineering, purchasing, environmental and safety analysis, general plant supervision and manufacturing management and oversight, as well as, distribution services for all of the Company’s domestic products, as described under “Manufacturing and Distribution Agreement.”

C&D also provides the Company with finance services and accounting services. The finance services consist of promotional payment services comparable to those provided at the Carter-Wallace consumer business historically. The Company employs its own personnel to perform budgeting, forecasting, financial analysis, and financial closing activities. C&D provides all of the Company’s domestic accounting activities, including consolidation and reporting, accounts payable functions, credit and collections functions, cash applications to accounts receivables, treasury, risk management, general expense analysis, projections and external reporting functions. Consolidation and reporting activities include the Company’s international businesses. Certain plant costs and inventory accounting functions are performed by the Company’s own personnel.

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

The Company also performs its own R&D activities, including brand maintenance and support, existing product development and new product development. C&D provides supplementary R&D services related to package design and engineering, process development and engineering, corporate quality control and assurance functions consisting of system design and quality control auditing systems, technology development, manufacturing oversight and clinical research in connection with regulatory compliance, at the direction of the Company’s R&D employees.

Under the MSA, C&D provides the Company with executive and senior management supervisory services, including oversight of all of the above services by designated management personnel, planning and oversight of the implementation of services under the agreement and development of the Company’s general business strategy. These executive and senior management activities are to be performed at the direction of the Company’s board of directors and under the supervision of its executive officers.

In 2003, C&D charged the Company $24.4 million for services C&D provides under the MSA based upon a schedule of costs. The Company paid annual fees of $1.7 million for domestic sales services; $1.7 million for Canadian sales services; $1.3 million for advertising and creative services; $1.7 million for operations functions; $2.2 million for accounting services; $1.6 million for management information services; $1.0 million for human resources functions; and $3.6 million for legal services, including regulatory affairs services; and the Company reimburses C&D for actual costs incurred for finance and R&D functions. In addition, the Company pays a quarterly fee equal to five percent of its EBITDA (as EBITDA is calculated pursuant to the term loan agreement, for information regarding EBITDA, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) for the previous quarter, which fee will be adjusted annually, for executive and senior management oversight services. However, the Company and C&D have agreed to re-evaluate the fee structure under the MSA, including the underlying methods used to determine the allocations thereof, from time to time, and in any event at least annually and following any increase in the Company’s fiscal year net sales by 10% or more over the prior fiscal year’s net sales, to confirm that the fee structure produces a result consistent with the fair allocation of costs and benefits incurred by the parties. If the Company and C&D are unable to agree upon adjustments to the fee structure, the fixed fees paid under the MSA will be adjusted based on the increase and/or decrease in the consumer price index for that year.

The term of the MSA is five years, with automatic one-year renewals unless the Company provides six months’ notice that it does not want to renew the agreement. The Company may, acting at the direction of Kelso, terminate the MSA upon a change of control of C&D, upon a bankruptcy of either C&D or the Company, or upon the sale of C&D’s or Kelso’s ownership interests in the Company to a third party. See “The Joint Venture Agreement—Transfers of Interests; Preferential Purchase or Sale Rights” for a description of the circumstances under which C&D may transfer its interests in the Company.

In addition, the MSA contains provisions that permit the Company to terminate the agreement with respect to any particular service or services provided by C&D, if:

•	such service or services have been significantly deficient for a period of at least 180 days, compared to how such service or services could have been provided by an independent third party who performed similar services for a business of the size and type of the Company, and such deficiency was within C&D’s control;

•	the Company’s chief executive officer recommends to its board of directors to terminate such service or services; and

•	the Company has provided written notice to C&D detailing such deficiency and has given C&D an opportunity to cure such deficiency for a period of at least 90 days.

Manufacturing and Distribution Agreement. Pursuant to the manufacturing and distribution agreement, C&D manufactures products associated with the Nair product line for the Company using the Company’s equipment, which the Company relocated to a C&D facility in 2002. The products are manufactured in an amount reflecting the Company’s best estimates of its production requirements. The Company pays to C&D an annual fee of $500,000, adjusted in 2003 for inflation, for manufacturing overheads, which includes quality control, maintenance and maintenance supplies, utilities, general plant supervision, property taxes and insurance, and an annual fee of $300,000, adjusted in 2003 for inflation, for facilities operations, which includes customer service functions, production planning, inventory control, engineering, purchasing, environmental and safety analysis and implementation and manufacturing management. In addition, the Company reimburses C&D for their direct manufacturing labor costs. Under the manufacturing and distribution agreement, C&D provides distribution services for all of the Company’s products, and the Company reimburses C&D for the actual costs of storage, handling, freight, raw and packaging materials, plus certain costs of warehousing, labor and overhead and returned goods processing based on time records, space utilization or a similar basis. Under certain circumstances, C&D has agreed to provide the Company manufacturing and distribution services with respect to any new products the Company may develop at a cost structure to be agreed by C&D and the Company. C&D has agreed that the services they provide to the Company under the manufacturing and distribution agreement will be in the scope and nature substantially the same as such services were provided within the Carter-Wallace consumer business prior to the Acquisition, and that C&D personnel will provide substantially the same level of service and use substantially the same degree of care as consistent with the highest level of services, determined on an aggregate basis, provided by C&D to its own products, divisions or subsidiaries. In addition, C&D has agreed that it will not favor its own products, divisions or subsidiaries over those services provided to the Company under the manufacturing and distribution agreement (as viewed on an aggregate basis), and that all employees it designates to provide the manufacturing and distribution services to the Company will have the appropriate skill sets to perform such services and that these employees will not, without the Company’s prior approval, have material conflicts of interest or responsibilities that materially conflict with the services to be provided under the manufacturing and distribution agreement. The agreement contains customary indemnification provisions.

The term of the manufacturing and distribution agreement is five years, with one-year automatic renewals unless either party provides six months’ written notice that it does not wish to renew the agreement. In addition, the manufacturing and distribution agreement contains provisions for the re-evaluation of fee structures, the addition of new services and termination of the agreement with respect to any particular service or services provided by C&D on similar terms as those described above for the management services agreement.

Each of the transactions described above was negotiated by the partners of the Company who are unaffiliated with each other.

The Joint Venture Agreement

The Company is a Delaware limited liability company. The Company was formed as a joint venture among C&D, which owns 50%, and an entity wholly owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC, which the are referred to as the Kelso funds, which owns 50%, for the purpose of acquiring the consumer products business of Carter-Wallace. The Company’s joint venture agreement governs the Company’s operations. The material provisions of this agreement are described below.

Governance. The joint venture agreement contains provisions regarding the Company’s governance, including the following:

•	Board of Directors. The Company’s board of directors consists of three directors appointed by C&D and three directors appointed by the Kelso funds. Any committee established by the Company’s board of directors must have an equal number of directors appointed by the Kelso funds and by C&D. Any action by the Company’s board of directors requires the affirmative vote of members holding a majority of membership interests present at a meeting at which such matter is voted upon, except that in certain matters, approval of at least one C&D director and at least one Kelso director is also required. The presence of an equal number of Kelso directors and C&D directors constitutes a quorum.

•	Officers and Management. The Company’s officers may be removed by its board of directors (requiring, in the case of its chief executive officer, the approval of at least one Kelso director and one C&D director) or the Company’s chief executive officer (in the case of its other officers). In addition, if certain financial targets are not satisfied, Kelso has the right to remove the Company’s chief executive officer. Vacancies in the Company’s officer positions will be filled by its board of directors (which, in the case of the Company’s chief executive officer and chief financial officer positions, require the approval of a Kelso director and a C&D director) or the Company’s chief executive officer.

A number of significant managerial functions are performed for the Company by C&D. For additional information about the Company’s management, see Item 10. Directors and Executive Officers of the Registrant.

Transfers of Interests; Preferential Purchase or Sale Rights. Except as described below, the Company’s members may not transfer their interests in the Company or admit additional members (other than in transactions with certain of their respective affiliates), without the prior written consent of all of the other members.

•	Call Option. The Kelso funds have granted C&D an option to purchase the Kelso funds’ membership interests in the Company. The option is exercisable at any time after the third anniversary and before the fifth anniversary of the closing of the Acquisition. The purchase price for the Kelso funds’ interests in the Company is equal to 50% of the Company’s fair market value at the time the option exercise notice is given, as determined pursuant to a valuation method set forth in the joint venture agreement. The purchase price is subject to certain floors and caps which are indexed to the Kelso funds’ rate of return on their investment in the Company.

•

Right of First Offer and Drag Along Rights. The joint venture agreement provides for a mechanism whereby the Company’s members may dispose of their interests and, in certain circumstances, force a sale of the entire entity. At any time after the fifth anniversary of the closing of the Acquisition, in the case of a request by the Kelso funds, and after the seventh anniversary of the closing of the Acquisition, in the case of a request by C&D, the Kelso funds or C&D may request that the other party purchase all (but not less than all) of the requesting party’s ownership interests in the Company at a price specified in the request. If the other party declines the request, the requesting party may sell all of its interests and all of the other member’s interest in the Company to a third party, with the proceeds of such sale to be distributed to the members in accordance with the terms of the joint venture agreement. Under certain circumstances, if the proceeds of a proposed third party sale are insufficient to provide the Kelso funds with a return of their initial investment (less $5.0 million), C&D may elect to purchase the Kelso funds’ interests at a price equal to the amount of the Kelso funds’ initial investment (less $5.0 million), or pay the Kelso funds the amount of such shortfall, as described below. Under certain circumstances in which Kelso requests that C&D purchase its ownership interests, and C&D declines, then following a bona fide sales process, Kelso may require C&D to purchase the Kelso funds’ ownership interests for a price equal to Kelso’s investment, less $5.0 million (as such terms are defined in the joint venture agreement). This amount would not be payable until after the seventh anniversary of the Acquisition.

•	Change of Control Put Option. The joint venture agreement also provides that, upon the occurrence of a change of control of C&D (as defined in the joint venture agreement), the Kelso funds may require C&D to purchase all of the Kelso funds’ ownership interests in the Company at a price equal to (i) the fair market value of the Company at the time the option exercise notice is given, minus $5.0 million, multiplied by 50%, plus (ii) $5.0 million.

The foregoing purchase and sale rights will be subject to various adjustments and limitations not described above, including the agreement by C&D that, in the case of a forced sale to a third party, after the seventh anniversary of the Acquisition it will make up any shortfall to the Kelso funds relative to the Kelso funds’ aggregate initial capital contribution, less $5.0 million.

Covenants of C&D. Under the joint venture agreement, C&D have agreed that:

•	without the prior consent of the Kelso funds, C&D will not incur any indebtedness unless C&D’s ratio of consolidated debt to adjusted EBITDA (as defined in C&D’s senior credit facility) for the prior four fiscal quarters is less than 4.5:1.0, or unless C&D has provided the Kelso funds with a letter of credit or other reasonably satisfactory credit support in an amount equal to the Kelso funds’ initial capital contributions, less $5.0 million;

•	it will not create or cause or permit to exist any restriction on its ability to operate the Company or on the Company’s ability to engage in any line of business; and

•	if presented with an opportunity to operate or invest in any entity engaged in the business of manufacturing, marketing or selling of condoms, depilatory products or diagnostic tests, or, with respect to non-U.S. operations, cosmetics, over-the-counter drugs or toning and exfoliating products, it will first offer such opportunity to the Company.

Covenant of Kelso. Under the joint venture agreement, the Kelso funds have agreed that, if presented with an opportunity to operate or invest in any entity engaged in the business of manufacturing, marketing or selling condoms, depilatory products or diagnostic tests, it will first offer such opportunity to the Company.

Termination of the Joint Venture Agreement. The joint venture agreement will terminate upon the occurrence of any of the following:

•	the vote of all members in favor of termination;

•	an initial public offering of the Company’s equity interests;

•	the payment of the proceeds of any sale of the Company to a third party, or upon the final liquidating distribution made in connection with a dissolution of the Company; or

•	the payment in full by either member of the purchase price for all the membership interests of the other member.

Dissolution of the Company. The Company will be dissolved and its assets liquidated upon the occurrence of any of the following:

•	the vote of all members in favor of dissolution;

•	the sale, exchange or disposition of substantially all of the Company’s assets;

•	an insolvency event with respect to any member, if other members holding at least 50.0% of the interests vote in favor of dissolution;

•	it becoming unlawful for a member to conduct its business substantially in the manner contemplated by the joint venture agreement; or

•	a judicially ordered dissolution.

Ongoing Arrangements with Carter-Wallace

General. As a condition to, and as part of, the Acquisition, the Company entered into a number of agreements to provide certain services to, and receive certain services from, Medpointe, the successor to Carter-Wallace. These services relate to certain aspects of the businesses to be operated by the Company and Medpointe following the Acquisition. During 2002 these agreements and the related services terminated. On November 27, 2002 Medpointe vacated the Cranbury facility.

The Indemnification Agreements. Upon consummation of the Acquisition, certain stockholders of Carter-Wallace entered into an indemnification agreement, pursuant to which they are be required to indemnify the merger buyer and certain related parties from damages suffered by such parties in relation to the exercise of appraisal rights with respect to the merger under the Delaware General Corporation Law. The Company has entered into an agreement pursuant to which it has agreed to indemnify Carter-Wallace and certain related parties from liabilities of Carter-Wallace relating to any action challenging the validity of the merger or the Acquisition (other than on antitrust grounds) and 60% of all liabilities of Carter-Wallace relating to the exercise of appraisal rights with respect to the merger under the Delaware General Corporation Law. The agreement to which the Company is a party provides for indemnification after taking into account any amounts received under the indemnification agreement between Carter-Wallace and certain of its stockholders described above. The Company believes that the combined effect of these agreements is that our potential indemnification obligations with respect to appraisal rights claims are effectively limited to approximately $12.0 million, although there is no cap on the Company’s indemnification obligation arising out of other transaction-related liabilities of Carter-Wallace. However, in connection with the Company’s sale of the Disposed Businesses to C&D, C&D agreed to indemnify the Company for up to 17.38% of amounts that the Company may become liable for pursuant to the indemnification agreement with Carter-Wallace.

The Company has also agreed to indemnify Carter-Wallace and certain related parties against liabilities assumed by us pursuant to the Asset Purchase Agreement. Carter-Wallace has agreed to indemnify the Company and certain related parties against any liabilities not assumed by the Company in the Asset Purchase Agreement.

Other Agreements Related to the Acquisition. The Company has entered into a number of other agreements in connection with the Acquisition. Pursuant to an insurance claims agreement, any insurance proceeds received by the Company with respect to any assets or liabilities excluded from the assets purchased or liabilities assumed by the Company will be paid to Carter-Wallace, and any insurance proceeds received by Carter-Wallace with respect to any purchased assets or assumed liabilities will be paid to the Company. Pursuant to a consumer products transitional trademark license agreement, Carter-Wallace has granted to the Company a fully paid, worldwide non-exclusive license for a period of up to one year to use the “Carter-Wallace” name and related logos used on any and all consumer and personal care products manufactured or distributed by the consumer products business purchased by the Company. Pursuant to the company patent license agreement, the Company has agreed to license for the life of each patent, on a royalty-free and exclusive basis, specified patents and related know-how to Carter-Wallace for use in Carter-Wallace’s healthcare and pharmaceuticals business.

Other Agreements

Kelso Financial Advisory Services Agreement. Kelso has agreed to provide the Company with financial advisory services for which the Company pays an annual fee of $1.0 million. The Company has agreed to indemnify Kelso against certain liabilities and reimburse expenses in connection with its engagement. For the year ended December 31, 2003, the Company expensed $1.0 million for financial advisory services, which was prepaid, at a discounted value, at the end of 2002. For the year ended December 31, 2002, the Company paid Kelso $1.0 million for 2002 financial advisory fees. For the period ended December 31, 2001, the Company paid Kelso $0.3 million for financial advisory services.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed to the Company for the fiscal year ending 2003 and 2002 by the Company’s principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (in thousands):

	2003	2002
Audit Fees	$831	$800
Audit Related	36	231

Subtotal	867	1,031
Tax Services	35	41
All Other Services Fees	12	66

Total Fees	$914	$1,138

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1. Financial Statements

See Item 8. FINANCIAL STATEMENTS AND OTHER DATA

(a)	2. Financial Statements Schedule

Included in Part IV of this report:

See Item 8. FINANCIAL STATEMENTS AND OTHER DATA

(a)	3. Exhibits

Exhibit Numbers	Description

3.1	Certificate of Formation of Armkel, LLC dated March 9, 2001 (Incorporated by Reference to Exhibit 3.1 to The Company’s Registration Statement on Form S-4, dated November 9, 2001)

3.2	Limited Liability Company Agreement of Armkel, LLC, dated as of March 9, 2001 (Incorporated by Reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4, dated November 9, 2001)

3.3	Amended and Restated Limited Liability Company Agreement of Armkel, LLC, dated as of August 27, 2001 (Incorporated by Reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4, dated November 9, 2001)

3.4

Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Armkel,

LLC, dated as of September 24, 2001 (Incorporated by Reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4, dated November 9, 2001)

3.5	Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Armkel, LLC dated as of September 24, 2001 (Incorporated by Reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K dated March 29, 2002)

4.1	Indenture, dated as of August 28, 2001, by and among Armkel, LLC, Armkel Finance, Inc. and The Bank of New York, as Trustee (Incorporated by Reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, dated November 9, 2001)

4.2	Registration Rights Agreement dated as of August 28, 2001 by and among Armkel, LLC, Armkel Finance, Inc., J.P. Morgan Securities Inc. and Deutsche Banc. Alex Brown Inc. (Incorporated by Reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4, dated November 9, 2001)

Exhibit Numbers	Description

10.1	Management Services Agreement dated as of September 28, 2001 by and between Church & Dwight Co., Inc. and Armkel, LLC (Incorporated by Reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, dated November 9, 2001)

10.2	Manufacturing and Distribution Agreement dated as of September 28, 2001 by and between Church & Dwight Co., Inc. and Armkel, LLC (Incorporated by Reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, dated November 9, 2001)

10.3	Arrid Manufacturing Agreement dated as of September 28, 2001 by and between Church & Dwight Co., Inc. and Armkel, LLC (Incorporated by Reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, dated November 9, 2001)

10.4	Consumer Products Transitional Trademark License Agreement dated as of September 28, 2001 by and between Carter-Wallace, Inc. and Armkel, LLC (Incorporated by Reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4, dated November 9, 2001)

10.7

Insurance Claims Agreement dated as of September 28, 2001 by and between Carter-Wallace, Inc.

and Armkel, LLC (Incorporated by Reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, dated November 9, 2001)

10.8

Patent License Agreement dated as of September 28, 2001 by and between Carter-Wallace, Inc. and

Armkel, LLC (Incorporated by Reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, dated November 9, 2001)

10.9	Transition Services Agreement dated as of September 28, 2001 by and between Carter-Wallace, Inc. and Armkel, LLC (Incorporated by Reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4, dated November 9, 2001)

10.10	Credit Agreement dated as of September 28, 2001 among Armkel, LLC, Armkel Holding (Netherlands) B.V., Armkel (Canada), Corp., the Lenders Party thereto, and the Chase Manhattan Bank, as Administrative Agent, J.P. Morgan Securities Inc. and Deutsche Banc. Alex Brown Inc., as Arrangers and Bookrunners and Fleet National Bank, National City Bank and PNC Bank, N.A., as Documentation Agents (Incorporated by Reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4, dated November 9, 2001)

10.11	The Carter-Wallace, Inc. Change in Control Severance Plan, as amended and restated, effective May 7, 2001 (Incorporated by Reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4, dated November 9, 2001)

10.12	Church & Dwight Severance Policy, effective March 28, 2001 (Incorporated by Reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, dated November 9, 2001)

+10.13

Employment Letter, dated as of September 28, 1998, between Adrian Huns and Carter-Wallace, Inc.

(Incorporated by Reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, dated November 9, 2001)

+10.14	Employment Agreement between Adrian Huns and the Company, effective June 1, 2002. (Incorporated by reference to Exhibit 10.14 to the Company’s annual report on Form 10-K for the year ended December 31, 2002.)

+10.15	Armkel, LLC Equity Appreciation Plan, effective September 29, 2002. (Incorporated by reference to Exhibit 10.14 to the Company’s annual report on Form 10-K for the year ended December 31, 2002.)

*21	Subsidiaries of the Registrant

*23	Consent of Independent Auditors

*31.1	Certification of the CEO of Armkel, LLC. pursuant to Rule 13a-14(a) under the Securities Exchange Act.

*31.2	Certification of the CFO of Armkel, LLC. pursuant to Rule 13a-14(a) under the Securities Exchange Act.

Exhibit Numbers	Description

*32.1	Statement regarding the Certification of the CEO of Armkel, LLC pursuant to Rule 13a-14(b) under the Securities Exchange Act and 18 U.S.C. Section 1350.

*32.2	Statement regarding the Certification of the CFO of Armkel LLC pursuant to Rule 13a-14(b) under the Securities Exchange Act and 18 U.S.C. Section 1350.

*	filed herewith
+	indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the year ended December 31, 2003.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Allowance Doubtful Accounts	Sales for Returns Reserves	Cash Discount Reserves
Balance at Beginning of Period 8/28/01 (inception)	$—	$—	$—
Reserve acquired as part of acquisition of Carter-Wallace	1,847	2,700	458
Additions:
Charged to expenses & costs	751	2,428	863
Deductions:
Amounts Written off	(445)	—	(911)
Foreign currency translation adjustments	(12)	—	—

Balance at End of Period 12/31/01	2,141	5,128	410

Additions
Charged to expenses & costs	784	(123)	3,973
Foreign currency translation adjustments	51	—	1
Deductions:
Amounts Written off:	(799)	(2,288)	(2,891)

Balance at End of Period 12/31/02	2,177	2,717	1,493

Additions
Charged to expenses & costs	609	104	4,802
Foreign currency translation adjustments	163	—	22
Deductions:
Amounts Written off:	(1,440)	(281)	(5,349)

Balance at End of Period 12/31/03	$1,509	$2,540	$968

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

ARMKEL, LLC

By:	/s/ Robert A. Davies, III

ROBERT A. DAVIES, III CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT A. DAVIES, III ROBERT A. DAVIES, III	Chairman and Chief Executive Officer, Director (Principal Executive Officer)	March 15, 2004

/s/ MAUREEN K. USIFER MAUREEN K. USIFER	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer)	March 15, 2004

/s/ BRADLEY A. CASPER BRADLEY A. CASPER	Director	March 15, 2004

/s/ PHILIP E. BERNEY PHILIP E. BERNEY	Director	March 15, 2004

/s/ ZVI EIREF ZVI EIREF	Director	March 15, 2004

/s/ MICHAEL B. GOLDBERG MICHAEL B. GOLDBERG	Director	March 15, 2004

/s/ MICHAEL B. LAZAR MICHAEL B. LAZAR	Director	March 15, 2004