Form 10-Q
period 2004-04-02
ARMKEL LLC
filed 2004-05-12
CIK 1140590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2004

Commission file Number 333-73160

ARMKEL, LLC

(Exact name of registrant as specified in its certificate of formation)

Organized in Delaware
469 North Harrison Street
Princeton, New Jersey 08543-5297	13-4181336
(Address of principal executive offices) (Zip Code)	I.R.S Employer Identification No.

(609) 683-5900

Registrant’s telephone Number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of May 11, 2004, all of the 10,000 outstanding membership interests in Armkel, LLC were held by affiliates.

2 of 23

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ARMKEL, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

CHANGES IN MEMBERS’ EQUITY

(Unaudited)

	Three Months Ended
(Dollars in thousands)	April 2, 2004	March 28, 2003
Net Sales	$113,773	$99,654
Cost of goods sold	48,088	41,169

Gross Profit	65,685	58,485
Marketing expenses	12,830	12,009
Selling, general and administrative expenses	23,044	21,376

Income from Operations	29,811	25,100
Interest expense	(7,765)	(8,890)
Interest income	291	281
Other expense	(669)	(284)

Income before taxes	21,668	16,207
Income taxes	3,505	3,104

Income from continuing operations	18,163	13,103
Income from discontinued operations	—	254
Gain on disposition of discontinued operations	—	1,862

Net Income	18,163	15,219
Other comprehensive income	4,833	648

Total comprehensive income	22,996	15,867
Members’ Equity at Beginning of Period	279,437	229,680

Members’ Equity at End of Period	$302,433	$245,547

See Notes to Condensed Consolidated Financial Statements.

3 of 23

ARMKEL, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	April 2, 2004	Dec. 31, 2003
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$64,757	$69,188
Accounts receivable, less allowances of $1,558 and $1,509	90,892	74,783
Inventories	55,619	53,782
Prepaid expenses	6,361	6,436
Net assets held for sale	11,500	11,500

Total Current Assets	229,129	215,689
Property, Plant and Equipment (Net)	76,153	75,815
Tradenames and Patents	255,650	256,775
Goodwill	205,156	205,156
Deferred Financing Costs	13,073	13,877
Other Assets	8,513	8,009

Total Assets	$787,674	$775,321

Liabilities and Members’ Equity
Current Liabilities
Accounts payable and accrued expenses	$86,916	$86,347
Current portion of long-term debt	3,029	2,705
Taxes payable	4,749	7,214

Total Current Liabilities	94,694	96,266
Long-term Debt	356,886	364,838
Deferred Income Taxes	8,165	9,669
Deferred and Other Long-term Liabilities	25,496	25,111
Commitments and Contingencies	—	—

Total Liabilities	485,241	495,884
Members’ Equity
Net contributed capital	220,500	220,500
Retained earnings	83,968	65,805
Accumulated other comprehensive loss	(2,035)	(6,868)

Total Members’ Equity	302,433	279,437

Total Liabilities and Members’ Equity	$787,674	$775,321

See Notes to Condensed Consolidated Financial Statements.

4 of 23

ARMKEL, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
(Dollars in thousands)	April 2, 2004	March 28, 2003

Cash Flow From Operating Activities:
Net Income	$18,163	$15,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,127	3,933
Unrealized gain on foreign exchange transactions	429	81
Net (income) loss from discontinued operations	—	(254)
Net gain on sale of discontinued operations	—	(1,862)
Change in assets and liabilities:
Increase in accounts receivable	(13,406)	(12,337)
Increase in inventories	(613)	(1,995)
Decrease in prepaid expenses and other current assets	146	326
Decrease in accounts payable and other accrued expenses	(3,865)	(2,549)
Decrease in other liabilities	(2,221)	(1,927)

Net Cash Provided by (Used in) Operating Activities	2,760	(1,365)

Cash Flow From Investing Activities:
Additions to property, plant and equipment	(1,938)	(2,054)
Proceeds from divestiture	—	22,573

Net Cash Provided by (Used in) Investing Activities	(1,938)	20,519

Cash Flow From Financing Activities:
Repayment of syndicated bank credit facility	(7,500)	(26,253)

Net Cash Used in Financing Activities	(7,500)	(26,253)

Effect of exchange rate changes on cash and cash equivalents	2,247	925

Net Change in Cash and Cash Equivalents	(4,431)	(6,174)
Cash and Cash Equivalents at Beginning of Period	69,188	54,780

Cash and Cash Equivalents at End of Period	$64,757	$48,606

See Notes to Condensed Consolidated Financial Statements.

5 of 23

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Financial Statement Presentation

The condensed consolidated balance sheet as of April 2, 2004, the condensed consolidated statements of income and changes in members’ equity for the three months ended April 2, 2004 and March 28, 2003, and the consolidated statements of cash flow for the three months ended April 2, 2004 and March 28, 2003 have been prepared by Armkel, LLC and subsidiaries (the “Company”) and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at April 2, 2004 and for all periods presented have been made.

Fifty-percent (50%) of the membership interests in the Company is owned by each of Church & Dwight Co., Inc. (“C&D”) and certain affiliates of Kelso & Company, L.P. (“Kelso”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003 required Form 10-K filing. The financial statement effect of the Italian operations that were divested in February 2003 is recognized as discontinued operations. The results of operations for the period ended April 2, 2004 are not necessarily indicative of the operating results for the full year.

2. Inventories consist of the following (in thousands):

	April 2, 2004	Dec. 31, 2003
Raw materials and supplies	$12,319	$11,913
Work in process	7,537	6,427
Finished goods	35,763	35,442

	$55,619	$53,782

3. Property, Plant and Equipment consist of the following (in thousands):

	April 2, 2004	Dec. 31, 2003
Land	$7,198	$7,206
Buildings and improvements	25,419	25,351
Machinery and equipment	51,851	52,384
Office equipment and other assets	6,430	5,999
Construction in progress	3,516	816

	94,414	91,756
Less accumulated depreciation and amortization	18,261	15,941

Net Property, Plant and Equipment	$76,153	$75,815

4. Goodwill and Intangible Assets

The following tables discloses the carrying value of all intangible assets (in thousands):

	April 2, 2004			December 31, 2003
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Amortized intangible assets:
Patents	$27,500	$11,250	$16,250	$27,500	$10,125	$17,375

Unamortized intangible assets - Carrying value:
Tradenames	$239,400			$239,400

6 of 23

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible amortization expense amounted to $1.1 million for the three months ended April 2, 2004 and March 28, 2003. The estimated intangible amortization is approximately $4.5 million per year over the remaining amortization period. The weighted average amortization period for patents is 6.4 years.

There were no changes in the carrying amount of goodwill for the three months ended April 2, 2004. The balances are as follows (in thousands):

	Domestic	International	Total
Balance April 2, 2004	$172,318	$32,838	$205,156

5. Related Party Transactions

Arrangements with Church & Dwight

The Company owed C&D $6.6 million and $6.4 million for primarily administrative and management oversight services for the three months ended April 2, 2004 and March 28, 2003, respectively. The Company sold $0.5 million and $0.7 million of deodorant/antiperspirant inventory to C&D at its cost during the three months ended April 2, 2004 and March 28, 2003, respectively. The Company purchased $0.4 million and $0.8 million of Arm & Hammer products to be sold in international markets during the three months ended April 2, 2004 and March 28, 2003, respectively. The Company had a net payable to C&D at April 2, 2004 and March 28, 2003, respectively, of approximately $3.6 million and $3.5 million that primarily related to administration fees and invoices paid by C&D on behalf of Armkel, offset by amounts owed for inventory.

Arrangements with Kelso

Kelso provides the Company with financial advisory services for which the Company pays an annual fee of $1.0 million. The Company indemnifies Kelso against certain liabilities and reimburses expenses in connection with its engagement. For the three months ended April 2, 2004, the Company paid Kelso $0.3 million. The Company prepaid Kelso’s 2003 annual fee at the end of December 2002.

6. Commitments, Contingencies and Guarantees

a.	On January 17, 2002, a petition for appraisal, Cede & Co., Inc. and GAMCO Investors, Inc. v. Medpointe Healthcare Inc., Civil Action No. 19354, was filed in the Court of Chancery of the State of Delaware demanding a determination of the fair value of shares of Medpointe. The action was brought by purported former shareholders of Carter-Wallace in connection with the merger on September 28, 2001 of MCC Acquisition Sub Corporation with and into Carter-Wallace. The merged entity subsequently changed its name to Medpointe. The petitioners seek an appraisal of the fair value of their shares in accordance with Section 262 of the Delaware General Corporation Law. The matter was heard on March 10 and 11, 2003, at which time the petitioners purportedly held approximately 2.3 million shares of Medpointe. An additional post-trial hearing was held on January 20, 2004 to address the valuation of the Company. No decision has yet been rendered by the court.

Medpointe and certain former Carter-Wallace shareholders are party to an indemnification agreement pursuant to which such shareholders will be required to indemnify Medpointe from a portion of the damages, if any, suffered by Medpointe in relation to the exercise of appraisal rights by other former Carter-Wallace shareholders in the merger. Pursuant to the agreement, the shareholders have agreed to indemnify Medpointe for 40% of any Appraisal Damages (defined as the recovery greater than the per share merger price times the number of shares in the appraisal class) suffered by Medpointe in relation to the merger; provided that if the total amount of Appraisal Damages exceeds $33.3 million, then the indemnifying stockholders will indemnify Medpointe for 100% of any damages suffered in excess of that amount. The Company, in turn, is party to an agreement with Medpointe pursuant to which it has agreed to indemnify Medpointe and certain related parties against 60% of any Appraisal Damages for which Medpointe remains liable. The maximum liability to the Company pursuant to the indemnification agreement and prior to any indemnification from C&D, as described in the following sentence is $12 million. C&D is party to an agreement with the Company pursuant to which it has agreed to indemnify the Company for 17.4% of any Appraisal Damages, or up to a maximum of $2.1, million for which the Company becomes liable.

7 of 23

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

b.	The Company’s distribution of condoms under the Trojan and other trademarks is regulated by the U.S. Food and Drug Administration (FDA). Certain of Armkel’s condoms and similar condoms sold by Armkel’s major competitors, contain the spermicide nonoxynol-9 (N-9). The World Health Organization and other interested groups have issued reports suggesting that N-9 should not be used rectally or for multiple daily acts of vaginal intercourse, given the ingredient’s potential to cause irritation to human membranes. The Company expects the FDA to issue non-binding draft guidance concerning the labeling of condoms with N-9, although the timing of such draft guidance is uncertain. The Company believes that condoms with N-9 provide an acceptable added means of contraceptive protection and is cooperating with the FDA concerning the appropriate labeling revisions, if any. However, the Company cannot predict the outcome of the FDA review. While awaiting further FDA guidance, the Company has implemented interim labeling revisions that caution against rectal use and more-than-once-a-day vaginal use of N-9-containing condoms, and has launched a public information campaign to communicate these messages to the affected communities. If the FDA or state governments promulgate rules which prohibit or restrict the use of N-9 in condoms (such as new labeling requirements), the financial condition and operating results of the Company could suffer.

In March 2003, two members of the California Assembly introduced a non-binding resolution calling on FDA to ban condoms containing N-9. The proposed resolution was not brought to a vote since California could not legally ban an FDA approved medical device from marketing. Instead, the proposed resolution was announced at a public press release and retailers were asked voluntarily not to stock any condom containing N-9. The Company had previously supplied the Assemblymen and the Assembly Speaker with information explaining why a ban would be inappropriate and outlining the interim labeling revisions and public information efforts the Company has implemented. While the resolution cannot be voted upon and passed and cannot be legally binding, making it public (as was done here) could impair public perception of the product with resultant impairment of operating results of the Company.

c.	The Company has commitments to acquire approximately $2.5 million of raw material and packaging supplies from its vendors. The packaging supplies are either in a converted or non-converted status. This enables the Company to respond quickly to changes in customer orders/requirements.

d.	The Company has a guarantee with the New Jersey Department of Environmental Protection for a performance based obligation for estimated environmental remediation costs at its Cranbury, New Jersey facility.

e.	The Company, in the ordinary course of its business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that any ultimate liability arising from these actions will not have a material adverse effect on its financial position or results of operation.

8 of 23

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes the activity in the Company’s reorganization accruals (in thousands):

	Reserves at Dec. 31, 2003	Payments	Reserves at April 2, 2004
Severance and other charges	$1,861	$(108)	$1,753
Environmental remediation costs	1,515	(53)	1,462

	$3,376	$(161)	$3,215

8. Assets Held for Sale

In July 2002, the Company met the criteria to classify its Cranbury, New Jersey facility as assets held for sale. At December 31, 2001, the net book value of the Cranbury property and facilities was $43 million based on regional market prices for such property when used for a similar purpose, as determined by an independent appraisal at the time of acquisition. During the third quarter of 2002, however, independent real estate consultants advised the Company that the property would likely have to be sold to land developers who would use it for purposes other than manufacturing, for which the fair value is significantly less. Accordingly, the Company adjusted the purchase price allocation recorded for the property to the fair value for developmental property ($20 million). Upon further review, the Company decided to retain the research and development building of the facility for continued use. The fair value of the research building is $5.4 million which was reclassified to property, plant and equipment at December 31, 2002.

In the second quarter of 2003, during negotiations with a potential buyer for the remaining land (other than that related to the research facilities), the buyer raised new issues regarding environmental remediation costs to be incurred by the Company prior to the sale, and the portion of the parcel that could actually be developed. The Company recorded an impairment charge of $3.1 million in its statement of income for the second quarter of 2003, after the conclusion of the allocation period, because it became apparent from status of the negotiations in the second quarter of 2003 that the carrying value of the land (approximately $14.6 million at that time) would not be fully realized. In the fourth quarter of 2003, the Company entered into a contract to sell the remaining land available for development (and demolish the remaining buildings at the buyer’s expense), subject to obtaining environmental and other regulatory approvals. In the course of obtaining such approvals the Company discovered additional groundwater contamination and although the cost to remediate will be immaterial the Company does not expect to be able to complete the remediation and obtain approvals in the time frames as agreed to in the contract. As a result, the Company is currently in negotiation with the buyer to determine a resolution. It is possible that the buyer may terminate the contract and the Company will need to put the property back on the market. Notwithstanding this possibility, the value expected to be received for all land at the Cranbury, NJ location (other than that related to the research facilities), net of costs to sell, is approximately $11.5 million.

9 of 23

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Discontinued Operations

At the end of December 2002, the Company signed a definitive agreement to sell its Italian operations. On February 20, 2003, the sale was completed with proceeds of $22.6 million. In the first quarter of 2003, the Company recorded an after-tax gain on the sale of these operations of approximately $1.9 million. As part of this transaction, the Company recorded a $0.5 million guarantee reserve which was the estimated fair value of the contractual indemnification obligation of the Company to the buyer of the Italian operations. In June 2003, the Company signed an agreement which effectively reduced the selling price by requiring the payment of 0.1 million Euros by the Company to the buyer in the third quarter of 2003 in return for a release from any indemnification obligations that might arise with respect to certain tax matters under the definitive sales agreement. Upon payment of the 0.1 million Euros the guarantee reserve was reduced accordingly. Exposure under such indemnification obligation is capped at 1.5 million Euros, which is approximately $1.8 million at April 2, 2004.

For the three months ended March 28, 2003, net sales from the Italian operations was $10.0 million and income from discontinued operations was $0.3 million (net of taxes of $0.3 million). The proceeds were used to pay down the term loan debt and costs associated with the divestiture.

10. Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46 (FIN No. 46) “Consolidation of Variable Interest Entities”, as amended in December 2003 by FIN No. 46R. FIN No. 46 sets forth criteria to be used in determining whether an investment in a variable interest entity (VIE) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 would require the immediate consolidation of specified VIEs created after January 31, 2003. For specified VIEs created before February 1, 2003, FIN No. 46 would require consolidation in interim or annual financial statements issued for periods beginning after December 15, 2003. The Company adopted FIN No. 46R and determined that it would not have a material impact to its consolidated financial statements.

In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106.” This Statement retained the disclosure requirements as originally included in SFAS No. 132 and contained additional disclosure requirements. The Company has included the required disclosures in Note 11 to its financial statements.

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

11. Pension Disclosure

The following table presents the net periodic benefit cost for the Company’s pension and postretirement plans for the quarter ending April 2, 2004 and March 28, 2003 (in thousands).

	Pension Costs		Postretirement Costs
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$563	$416	$31	$11
Interest cost	1,299	658	30	25
Expected return on plan assets	(1,208)	(603)	—	—
Recognized actuarial (gain) or loss/other	15	45	3	—

Net periodic benefit cost	$669	$516	$64	$36

10 of 23

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Subsequent Events

On May 6, 2004, C&D announced that it has reached a non-binding understanding with its partner, Kelso & Company, to purchase Kelso’s 50% interest in the Company, for a purchase price of approximately $254 million. It is expected that the purchase will be completed on or about May 30, 2004, subject to customary closing conditions including completion of financing. C&D expects to raise a total of $640 million in medium-term borrowing facilities, which will be used to finance the acquisition and replace both C&D’s and the Company’s existing borrowing facilities.

13. Segments and Supplemental Information

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

11 of 23

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental information for condensed consolidated balance sheets at April 2, 2004, condensed consolidated income statements and consolidated cash flows for the period from December 31, 2003 to April 2, 2004 is summarized as follows (amounts in thousands):

Statements of Income

	For The Three Months Ended April 2, 2004
	Domestic	International	Eliminations	Total Consolidated
Net sales	$59,495	$55,786	$(1,508)	$113,773
Cost of goods sold	22,053	27,543	(1,508)	48,088

Gross profit	37,442	28,243	—	65,685
Operating expenses	19,621	16,253	—	35,874

Income from operations	17,821	11,990	—	29,811
Interest expense	(7,629)	(136)	—	(7,765)
Interest income	59	232	—	291
Intercompany accounts	1,303	(1,303)	—	—
Other expense	(341)	(328)	—	(669)

Income before taxes	11,213	10,455	—	21,668
Income taxes	—	3,505	—	3,505

Net Income	$11,213	$6,950	$—	$18,163

	For The Three Months Ended March 28, 2003
	Domestic	International	Eliminations	Total Consolidated
Net sales	$53,706	$47,525	$(1,577)	$99,654
Cost of goods sold	20,238	22,508	(1,577)	41,169

Gross profit	33,468	25,017	—	58,485
Operating expenses	18,380	15,005	—	33,385

Income from operations	15,088	10,012	—	25,100
Interest expense	(8,593)	(297)	—	(8,890)
Interest income	98	183	—	281
Intercompany accounts	1,384	(1,384)	—	—
Other expense	(29)	(255)	—	(284)

Income before taxes	7,948	8,259	—	16,207
Income taxes	—	3,104	—	3,104

Income from continuing operations	7,948	5,155	—	13,103
Income from discontinued operations	—	254	—	254
Gain on disposition of discontinued operations	—	1,862	—	1,862

Net Income	$7,948	$7,271	$—	$15,219

12 of 23

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Balance Sheet

	April 2, 2004
	Domestic	International	Eliminations	Total Consolidated
Cash and cash equivalents	$18,726	$46,031	$—	$64,757
Accounts receivable, less allowances	26,662	64,230	—	90,892
Inventories	23,756	31,863	—	55,619
Prepaid expenses	677	5,684	—	6,361
Net assets held for sale	11,500	—	—	11,500

Total Current Assets	81,321	147,808	—	229,129
Property, plant and equipment (net)	48,090	28,063	—	76,153
Notes receivable	65,088	—	(65,088)	—
Investment in subsidiaries	63,557	—	(63,557)	—
Tradenames and patents	217,450	38,200	—	255,650
Goodwill	172,318	32,838	—	205,156
Deferred financing costs	13,073	—	—	13,073
Other assets	4,721	3,792	—	8,513

Total Assets	$665,618	$250,701	$(128,645)	$787,674

Accounts payable and accrued expenses	$30,053	$56,863	$—	$86,916
Intercompany accounts	10,107	(10,107)	—	—
Current portion of long-term debt	2,229	800	—	3,029
Taxes payable	—	4,749	—	4,749

Total Current Liabilities	42,389	52,305	—	94,694
Long-term debt	343,396	13,490	—	356,886
Deferred income taxes	—	8,165	—	8,165
Notes payable	—	77,296	(77,296)	—
Deferred and other long-term liabilities	14,489	11,007	—	25,496

Total Liabilities	400,274	162,263	(77,296)	485,241

Net contributed capital	220,500	52,061	(52,061)	220,500
Retained earnings	52,285	31,683	—	83,968
Accumulated other comprehensive (loss) income	(7,441)	4,694	712	(2,035)

Total Members’ Equity	265,344	88,438	(51,349)	302,433

Total Liabilities and Members’ Equity	$665,618	$250,701	$(128,645)	$787,674

13 of 23

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Balance Sheet

	December 31, 2003
	Domestic	International	Eliminations	Total Consolidated
Cash and cash equivalents	$28,105	$41,083	$—	$69,188
Accounts receivable, less allowances	19,038	55,745	—	74,783
Inventories	21,115	32,667	—	53,782
Prepaid expenses	937	5,499	—	6,436
Net assets held for sale	11,500	—	—	11,500

Total Current Assets	80,695	134,994	—	215,689
Property, plant and equipment (net)	48,725	27,090	—	75,815
Notes receivable	67,311	—	(67,311)	—
Investment in subsidiaries	63,557	—	(63,557)	—
Tradenames and patents	218,575	38,200	—	256,775
Goodwill	172,318	32,838	—	205,156
Deferred financing costs	13,877	—	—	13,877
Other assets	4,339	3,670	—	8,009

Total Assets	$669,397	$236,792	$(130,868)	$775,321

Accounts payable and accrued expenses	$37,986	$48,361	$—	$86,347
Intercompany accounts	10,845	(10,845)	—	—
Current portion of long-term debt	1,894	811	—	2,705
Taxes payable	—	7,214	—	7,214

Total Current Liabilities	50,725	45,541	—	96,266
Long-term debt	350,569	14,269	—	364,838
Deferred income taxes	—	9,669	—	9,669
Notes payable	—	77,621	(77,621)	—
Deferred and other long-term liabilities	13,927	11,184	—	25,111

Total Liabilities	415,221	158,284	(77,621)	495,884

Net contributed capital	220,500	52,061	(52,061)	220,500
Retained earnings	41,072	24,733	—	65,805
Accumulated other comprehensive (loss) income	(7,396)	1,714	(1,186)	(6,868)

Total Members’ Equity	254,176	78,508	(53,247)	279,437

Total Liabilities and Members’ Equity	$669,397	$236,792	$(130,868)	$775,321

14 of 23

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Cash Flow

	For The Three Months Ended April 2, 2004
	Domestic	International	Total Consolidated
Cash Flow From Operating Activities:
Net Income	$11,213	$6,950	$18,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,959	1,168	4,127
Unrealized loss on foreign exchange transactions	91	338	429
Net income from discontinued operations	—	—	—
Net gain on sale of discontinued operations	—	—	—
Change in assets and liabilities:
Increase in accounts receivable	(7,492)	(5,914)	(13,406)
Decrease (Increase) in inventories	(2,641)	2,028	(613)
Decrease (Increase) in prepaid expenses and other current assets	260	(114)	146
(Decrease) Increase in accounts payable and other accrued expenses	(7,609)	3,744	(3,865)
Decrease in other	(388)	(1,833)	(2,221)

Net Cash (Used in) Provided by Operating Activities	(3,607)	6,367	2,760

Cash Flow From Investing Activities:
Additions to property, plant & equipment	(306)	(1,632)	(1,938)

Net Cash Used in Investing Activities	(306)	(1,632)	(1,938)

Cash Flow from Financing Activities:
Repayment of syndicated bank credit facility	(6,881)	(619)	(7,500)
Intercompany debt transactions	1,415	(1,415)	—

Net Cash Used in Financing Activities	(5,466)	(2,034)	(7,500)

Effect of exchange rate changes on cash and cash equivalents	—	2,247	2,247

NET CHANGE IN CASH & CASH EQUIVALENTS	(9,379)	4,948	(4,431)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,105	41,083	69,188

CASH & CASH EQUIVALENTS AT END OF PERIOD	$18,726	$46,031	$64,757

15 of 23

ARMKEL, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Cash Flow

	For The Three Months Ended March 28, 2003
	Domestic	International	Total Consolidated
Cash Flow From Operating Activities:
Net Income	$7,948	$7,271	$15,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,956	977	3,933
Unrealized (gain) loss on foreign exchange transactions	(42)	123	81
Net income from discontinued operations	—	(254)	(254)
Net gain on sale of discontinued operations	—	(1,862)	(1,862)
Change in assets and liabilities:
Increase in accounts receivable	(7,833)	(4,504)	(12,337)
Decrease (Increase) in inventories	(2,657)	662	(1,995)
Decrease in prepaid expenses and other current assets	161	165	326
(Decrease) Increase in accounts payable and other accrued expenses	(7,186)	4,637	(2,549)
(Decrease) Increase in other	2,208	(4,135)	(1,927)

Net Cash (Used in) Provided by Operating Activities	(4,445)	3,080	(1,365)

Cash Flow From Investing Activities:
Additions to property, plant & equipment	(1,503)	(551)	(2,054)
Proceeds from divestiture	—	22,573	22,573

Net Cash (Used in) Provided by Investing Activities	(1,503)	22,022	20,519

Cash Flow from Financing Activities:
Repayment of syndicated bank credit facility	(9,881)	(16,372)	(26,253)
Intercompany capital contribution	9,797	(9,797)	—
Intercompany debt transactions	(6,115)	6,115	—

Net Cash Used in Financing Activities	(6,199)	(20,054)	(26,253)

Effect of exchange rate changes on cash and cash equivalents	—	925	925

NET CHANGE IN CASH & CASH EQUIVALENTS	(12,147)	5,973	(6,174)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,093	19,687	54,780

CASH & CASH EQUIVALENTS AT END OF PERIOD	$22,946	$25,660	$48,606

The following table sets forth the Company’s principal product lines and related data for the three month period ended April 2, 2004 and March 28, 2003.

	Three Months Ended
	April 2, 2004	March 28, 2003
Net Sales
Products
Family Planning(1)	$52,708	$44,712
Depilatories and waxes; face and skincare	23,827	23,408
Oral care	10,626	8,553
OTC Products	13,810	12,532
Other consumer products	12,802	10,449

Total net sales	$113,773	$99,654

(1)	Family Planning includes condom product sales and pregnancy and ovulation kits.

16 of 23

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On May 6, 2004, C&D announced that it has reached a non-binding understanding with its partner, Kelso & Company, to purchase Kelso’s 50% interest in the Company, for a purchase price of approximately $254 million. It is expected that the purchase will be completed on or about May 30, 2004, subject to customary closing conditions including completion of financing. C&D expects to raise a total of $640 million in medium-term borrowing facilities, which will be used to finance the acquisition and replace both C&D’s and the Company’s existing borrowing facilities.

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

Results of Continuing Operations

Three Months ended April 2, 2004 compared with the Three Months ended March 28, 2003

	Three Months Ended
(amounts in millions)	April 2, 2004	% of Net Sales	March 28, 2003	% of Net Sales

Net sales	$113.8	100%	$99.7	100%
Cost of goods sold	48.1	42%	41.2	41%

Gross Profit	65.7	58%	58.5	59%
Marketing expenses	12.8	11%	12.0	12%
Selling, general & administrative expenses	23.0	20%	21.4	21%
Interest expense & other income	8.2	8%	8.9	10%

Income before taxes from continuing operations	$21.7	19%	$16.2	16%

17 of 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Net Sales

Net sales for the three months ended April 2, 2004 increased $14.1 million, or 14.1%, to $113.8 million from $99.7 million in the same period last year. This increase includes $6.7 million of favorable foreign exchange. This increase is discussed by business segment below.

Domestic net sales for the quarter increased $5.9 million, or 11.3%, to $58.0 million in 2004 from $52.1 million in 2003. This increase in Domestic net sales (net of intercompany eliminations) is primarily due to new product offerings in Trojan and Nair, additional sales generated by marketing programs for First Response and the effects of six extra days in the quarter as a result of the Company’s fiscal calendar.

International net sales for the quarter increased $8.2 million, or 17.2%, to $55.8 million in 2004 from $47.6 million in 2003. On a constant dollar basis, sales increased $1.5 million or 3.2% primarily due to higher sales in England and Canada.

Cost of Goods Sold

Cost of goods sold for the three months ended April 2, 2004 increased $6.9 million or 16.7% to $48.1 million from $41.2 million in the same period last year. Gross profit as a percentage of net sales declined slightly to 58% in 2004 from 59% in 2003. The 1.0 percentage point decline over 2003 results is primarily related to unfavorable product mix and higher distribution costs in the International division partially offset by a 0.4 point improvement in the domestic division.

Cost of goods sold for domestic products for the quarter increased $1.9 million or 10.2% to $20.6 million in 2004 from $18.7 million in 2003. Gross profit as a percentage of net sales improved slightly to 64.6% in 2004 from 64.2% in 2003. The slight improvement is due to favorable product mix.

Cost of goods sold for international products for the quarter increased $5.0 million or 22.2% to $27.5 million in 2004 from $22.5 million in 2003. Gross profit as a percentage of net sales declined to 50.6% in 2004 from 52.6% in 2003. The decrease is primarily related to unfavorable product mix and higher distribution costs.

Marketing Expenses and Selling, General and Administrative Expenses

Marketing expenses in the three months ended April 2, 2004 increased by $0.8 million, or 6.7%, to $12.8 million from $12.0 million in the same period last year. Marketing expenses as a percentage of net sales declined to 11% in 2004 from 12% in 2003. The increase in spending is primarily related to the domestic pregnancy kit business.

Selling, general and administrative (“SG&A”) expenses in the three months ended April 2, 2004 increased $1.6 million, or 7.5%, to $23.0 million in 2004 from $21.4 million in 2003. The increase in SG&A expense is due to higher spending for research and development and higher costs at our International subsidiaries due to foreign exchange. However, SG&A expenses as a percentage of net sales declined to 20% in 2004 from 21% in 2003 due to the strong sales volume.

Interest Expense and Other Income

Interest expense for the three months ended April 2, 2004 was $7.8 million compared to $8.9 million for the same period last year. This reduction in interest expense is related to the lower debt position from prior year and lower interest rates on the Company’s credit facility loans.

Interest income of $0.3 million for the three months ended April 2, 2004 remains unchanged from last year.

Other expense was $0.7 million for the three months ended April 2, 2004 compared to $0.3 million last year and primarily relates to foreign exchange remeasurement on intercompany loans between the Company’s subsidiaries.

18 of 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

The Company had total outstanding debt of $359.9 million, and cash and cash equivalents of $64.8 million, for a net debt position of $295.1 million at April 2, 2004. This compares to the net debt position of $298.3 million at December 31, 2003. The decrease in net debt is attributable to the use of proceeds from cash flow from operations.

Interest payments on the notes and on borrowings under the senior credit facilities affect the Company’s liquidity requirements. Borrowings under the syndicated bank credit facility bear interest at variable rates plus any applicable margin. The interest rates on the syndicated bank credit facility are dependent on the attainment of certain covenants depending on the ratio of total debt to EBITDA as defined in the Company’s credit agreement (“Adjusted EBITDA”). Adjusted EBITDA is a required component of the financial covenants contained in the Company’s primary credit facility, a material agreement to the Company, and management believes that the presentation of Adjusted EBITDA is useful to investors as a financial indicator of the Company’s ability to service its indebtedness. Adjusted EBITDA may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to cash flows from operating activities, which is determined in accordance with accounting principles generally accepted in the United States. Financial covenants include a total debt to Adjusted EBITDA leverage ratio and an interest coverage ratio, which if not met, could result in an event of default and trigger the early termination of the credit facility, if not remedied within a certain period of time. Adjusted EBITDA was approximately $32.9 million for the three months ended April 2, 2004. The leverage ratio, as defined in the credit agreement, was 2.72 versus the agreement’s maximum 4.75, and the interest coverage ratio was 3.82 versus the agreement’s minimum of 2.25. The reconciliation of Net Cash Provided by Operating Activities (the most directly comparable GAAP financial measure) to the Company’s key liquidity measure, Adjusted EBITDA, per the term loan agreement, is as follows (in millions) for the three months ended April 2, 2004:

Net Cash Provided by Operating Activities	$2,760
Interest Expense (1)	6,919
Interest Income	(291)
Income Tax Provision	3,505
Decrease in Working Capital	17,708
Other	2,337

Adjusted EBITDA	$32,938

Net Cash Used in Investing Activities	$1,938

Net Cash Used in Financing Activities	$7,500

(1)	Interest expense excludes the amortization of deferred financing costs.

Cash flow from operating activities was $2.8 million for the three months ended April 2, 2004 as a result of higher operating earnings partially offset by $0.1 million in severance payments, $1.2 million in transition expenses related to the cost to carry and sell the Cranbury facility, which includes medical and pension payments for transitional employees in excess of reserves. Also, there is an increase in working capital due to higher accounts receivable of $13.4 million from sales volume, which includes a $7.5 million increase in the Domestic division and a $5.9 million increase in the International division, and a decrease in accounts payable of $3.9 million.

Cash flow used in investing activities was $1.9 million for the three months ended April 2, 2004 for capital expenditures.

Cash flow used in financing activities was $7.5 million for a voluntary repayment of debt from proceeds generated from cash flow from operating activities.

The Company incurred severance and other change in control related liabilities to certain employees. Since the Acquisition the Company paid $45.2 million in severance payments, including $0.1 million paid in the three months ended April 2, 2004. The Company estimates that the total severance payments will be approximately $47.0 million. The Company anticipates that approximately $0.5 million of the remaining $1.8 million reserve will be paid in 2004

19 of 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

for the remaining transition employees, with the majority of the balance being carried into future years for medical and life insurance payments for two former Carter-Wallace executives. The Company also paid $0.1 million for environmental remediation costs at its Cranbury, New Jersey facility for the three months ended April 2,2004.

The following table summarizes the activity in the Company’s reorganization accruals (in millions):

	Reserves at December 31, 2003	Payments	Adjustments	Reserves at April 2, 2004
Severance and other charges	$1.9	$(0.1)	$—	$1.8
Environmental remediation costs	1.5	(0.1)	—	1.4

	$3.4	$(0.2)	$—	$3.2

The Company expects that the total capital expenditures for the full year 2004 will be approximately $9.0 million.

The Company expects that funds provided from operations and available borrowings of $85.0 million under its six-year revolving credit facility, none of which was drawn at April 2, 2004, will provide sufficient funds to operate its business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the notes and the senior credit facilities. There can be no assurance, however, that the Company’s business will generate sufficient cash flows or that future borrowings will be available in an amount sufficient to enable it to service its debt or to fund its other liquidity needs. If the Company is unable to pay its obligations, it will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring indebtedness or raising additional capital. However, the Company cannot give assurance that any alternative strategies will be feasible or prove adequate. However, management believes that operating cash flow, coupled with the Company’s access to credit markets, will be sufficient to meet the anticipated cash requirements for the coming year.

Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46 (FIN No. 46) “Consolidation of Variable Interest Entities”, as amended in December 2003 by FIN No. 46R. FIN No. 46 sets forth criteria to be used in determining whether an investment in a variable interest entity (VIE) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 would require the immediate consolidation of specified VIEs created after January 31, 2003. For specified VIEs created before February 1, 2003, FIN No. 46 would require consolidation in interim or annual financial statements issued for periods beginning after December 15, 2003. The Company adopted FIN No. 46R and determined that it would not have a material impact to its consolidated financial statements.

In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106.” This Statement retained the disclosure requirements as originally included in SFAS No. 132 and contained additional disclosure requirements. The Company has included the required disclosures in Note 11 to its financial statements.

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

20 of 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have not been any material changes during the three month period ended April, 2, 2004. For further information, please refer to the Company’s December 31, 2003 Annual Report on Form 10-K.

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

(b) Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY NOTE ON FORWARD LOOKING INFORMATION

This report contains forward-looking statements relating, among other things, to short- and long-term financial objectives, sales and earnings growth, gross margin, and cash flow. These statements represent the intentions, plans, expectations and beliefs of the Company, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. The uncertainties include assumptions as to market growth and consumer demand (including the effect of political and economic events on consumer demand), raw material and energy prices, the financial condition of major customers, trade, competitive and consumer reactions to the Company’s products and other factors described in the Company’s quarterly and annual reports with the SEC.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects in our filings with the U.S. Securities and Exchange Commission. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

21 of 23

PART II – Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

31.1	Certifications of the Chief Executive Officer of Armkel, LLC required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer of Armkel, LLC required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of the Chief Executive Officer of Armkel, LLC required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certifications of the Chief Financial Officer of Armkel, LLC required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

b. No reports on Form 8-K were filed for the three months ended April 2, 2004.

22 of 23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMKEL, LLC.
(REGISTRANT)

DATE: May 12, 2004	/s/ Maureen K. Usifer
MAUREEN K. USIFER
CHIEF FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER

DATE: May 12, 2004	/s/ Zvi Eiref
ZVI EIREF
DIRECTOR

23 of 23